Form 10-Q
period 2017-03-31
Heritage NOLA Bancorp, Inc.
filed 2017-06-26
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-216613

Heritage NOLA Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	82-0688069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

205 North Columbia Street Covington, Louisiana	70433
(Address of Principal Executive Offices)	(Zip Code)

(985) 892-4565

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐     NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 15, 2017.

Heritage NPOLA Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Heritage NOLA Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on February 13, 2017 to serve as the savings and loan holding company for Heritage Bank of St. Tammany (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of March 31, 2017, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

HERITAGE BANK OF ST. TAMMANY

BALANCE SHEETS

MARCH 31, 2017 (Unaudited) and DECEMBER 31, 2016

(Dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS

Cash and Due from Banks	$402	$530
Interest Earning Deposits in Banks	7,596	7,484
Total Cash and Cash Equivalents	7,998	8,014

Securities Available for Sale, at Fair Value	6,803	7,175
Securities Held to Maturity	784	832
Federal Home Loan Bank Stock	756	495
Other Investments	178	178
Loans Receivable, Net of Allowance for Loan Losses of $702 at March 31, 2017 and $692 at December 31, 2016	80,694	74,659
Premises and Equipment	3,673	3,716
Bank Owned Life Insurance	2,013	2,001
Foreclosed Real Estate	84	93
Mortgage Servicing Rights	330	325
Accrued Interest Receivable	328	318
Prepaid Expenses and Other Assets	422	209

Total Assets	$104,063	$98,015

LIABILITIES AND EQUITY
Interest Bearing Deposits	$70,159	$69,901
Noninterest Bearing Deposits	3,504	4,350
Total Deposits	73,663	74,251

Borrowed Funds	19,522	13,274
Advances from Borrowers for Taxes and Insurance	485	275
Accrued Expenses and Other Liabilities	828	755
Total Liabilities	94,498	88,555

Retained Earnings	9,536	9,429
Accumulated Other Comprehensive Income	29	31
Total Equity	9,565	9,460

Total Liabilities and Equity	$104,063	$98,015

The accompanying notes are an integral part of these financial statements.

HERITAGE BANK OF ST TAMMANY

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016, (Unaudited)

(Dollars in thousands)

	March 31, 2017	March 31, 2016
Interest Income:
First Mortgage Loans	$948	$907
HELOC's	26	24
Securities	39	37
Second Mortgages	9	6
Commercial Loans	6	-
Share Loans	3	3
Other Interest Earning Assets	24	21
Total Interest Income	1,055	998

Interest Expense:
Deposits	202	204
Borrowed Funds	51	42
Total Interest Expense	253	246

Net Interest Income	802	752

Provision for Loan Losses	10	15

Net Interest Income after Provision for Loan Losses	792	737

Noninterest Income:
Gain on Sale of Loans Originated for Sale	18	15
Loan Servicing Income	42	36
Gain (Loss) on Sale of Foreclosed Real Estate	1	-
Other Income	22	22
Total noninterest income	83	73
Noninterest Expense:
Salaries and Employee Benefits	420	395
Data Processing	58	48
Occupancy and Equipment - Other	37	45
Occupancy and Equipment - Depreciation	43	46
FDIC Insurance and Examination Fees	23	32
Director Compensation	19	20
Expense on Foreclosed Real Estate, Net	1	12
Advertising	21	24
Write-down of Foreclosed Real Estate	-	21
Other	97	87
Total noninterest expense	719	730

Income Before Income Tax Expense (Benefit)	156	80
Income Tax Expense (Benefit)	49	-
Net Income	$107	$80

The accompanying notes are an integral part of these financial statements.

2

HERITAGE BANK OF ST TAMMANY

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016, (Unaudited)

(Dollars in thousands)

	2017	2016

Net Income	$107	$80

Other Comprehensive Income (Loss):
Unrealized Gains (Loss) on Investment Securities	(4)	25
Income Tax Effect	2	(8)
	(2)	17

Comprehensive Income	$105	$97

The accompanying notes are an integral part of these financial statements.

HERITAGE BANK OF ST TAMMANY

STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016, (Unaudited)

(Dollars in thousands)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity

Balance at January 1, 2016	$9,271	$55	$9,326

Net Income	80	-	80

Other Comprehensive Income	-	17	17

Balance March 31, 2016	$9,351	$72	$9,423

Balance at January 1, 2017	$9,429	$31	$9,460

Net Income	107	-	107

Other Comprehensive Loss	-	(2)	(2)

Balance March 31, 2017	$9,536	$29	$9,565

The accompanying notes are an integral part of these financial statements.

HERITAGE BANK OF ST. TAMMANY

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016, (Unaudited)

(Dollars in thousands)

	2017	2016
	(Unaudited)
Cash Flows From Operating Activities:
Net Income	$107	$80
Adjustments to Reconcile Net Income to Net Cash from Operating Activities
Provision for Loan Losses	10	15
Writedowns of Foreclosed Real Estate	-	21
Provision for Depreciation	43	46
Deferred Income Tax Expense (Benefit)	(8)	-
Change in Mortgage Servicing Rights	(5)	(5)
(Accretion) Amortization of Premiums and Discounts on Securities	10	12
(Accretion) Amortization of Deferred Loan Origination Fees	1	20
Gain on Sale of Loans Originated for Sale	(18)	(15)
Gain on Sale of Foreclosed Real Estate	(1)	-
(Increase) Decrease in Accrued Interest Receivable	(10)	(13)
(Increase) Decrease in Bank Owned Life Insurance	(12)	(14)
(Increase) Decrease in Prepaid Expenses and Other Assets	(203)	(77)
Increase (Decrease) in Accrued Expenses and Other Liabilities	73	11

Net Cash Used In (Provided By) Operating Activities	(13)	81

Cash Flows From Investing Activities:
Principal Collected on Securities Available for Sale	360	449
Principal Collected on Securities Held to Maturity	46	73
Purchase of Federal Home Loan Bank Stock	(261)	(30)
Net (Increase) Decrease in Loans	(6,028)	(1,375)
Purchases of Premises and Equipment	-	(5)
Proceeds from Sales of Foreclosed Real Estate	10	109

Net Cash Used in Investing Activities	(5,873)	(779)

Cash Flows From Financing Activities:
Net Increase (Decrease) in Deposits	(588)	630
Advances from Borrowers for Taxes and Insurance	210	100
Funds Borrowed	7,450	2,250
Repayments of Borrowed Funds	(1,202)	(2,125)

Net Cash Provided by Financing Activities	5,870	855

Net Change in Cash and Cash Equivalents	(16)	157

Cash and Cash Equivalents - Beginning of Period	8,014	8,572

Cash and Cash Equivalents - End of Period	$7,998	$8,729

Supplemental Disclosure of Non-Cash Activities
Cash Payments for:
Interest Paid on Deposits and Borrowed Funds	$248	$246

Non-Cash Investing Activities:
Foreclosed Real Estate Acquired in Settlement of Loans	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements (unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Heritage Bank of St. Tammany (the “Bank”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2016 included in the Form S-1 of Heritage NOLA Bancorp Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

In preparing the financial statements, the Bank is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank’s financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Note B – Recent Accounting Pronouncements

Recent Accounting Pronouncements

Emerging Growth Company Status

The Bank qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Bank is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Bank has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, including interim periods. The adoption of this ASU is not expected to have a material impact on the Bank’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, this ASU is effective for annual periods beginning after December 15, 2019. The adoption of this ASU is not expected to have a material effect on the Bank’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, this ASU is effective for fiscal years beginning after December 31, 2020. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Bank is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Bank’s financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on our Financial Statements.

In January 2017, FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other, Simplifying the Test for Goodwill Impairment”. The amendment in this ASU eliminates the requirement to calculate the implied fair value of goodwill in order to measure a goodwill impairment charge. An entity will record an impairment charge based on the excess of the carrying amount over its fair value. For an emerging growth company, this ASU is effective for fiscal and interim testing periods beginning after December 15, 2020. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on our Financial Statements.

Note C – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$6,758	$80	$(35)	$6,803

Held to Maturity:
Mortgage-Backed Securities	$784	$-	$(9)	$775

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$7,126	$87	$(38)	$7,175

Held to Maturity:
Mortgage-Backed Securities	$832	$1	$(9)	$824

There were no securities sold in 2017 and 2016.

All mortgage-backed securities held on March 31, 2017 and December 31, 2016 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at March 31, 2017, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Available for Sale:
Less than One Year	$5	$5
After One Year Through Five Years	7	7
After Five Years Through Ten Years	1,567	1,569
After Ten Years	5,179	5,222

	$6,758	$6,803

Held to Maturity:
After Ten Years	$784	$775

The following table reflects gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale:
Mortgage-Backed Securities	$2,451	$12	$1,159	$23	$3,610	$35

Held to Maturity:
Mortgage-Backed Securities	$421	$1	$338	$8	$759	$9

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale:
Mortgage-Backed Securities	$2,300	$15	$1,231	$23	$3,531	$38

Held to Maturity:
Mortgage-Backed Securities	$587	$2	$218	$7	$805	$9

On a quarterly basis (and more frequently when economic or market conditions warrant), management evaluates the investment securities portfolio on an individual security basis for other-than- temporary impairment (OTTI). If a security is in a loss position, management will determine if OTTI exists and will consider the following. First, if it is probable that the issuer of the security will be unable to pay all amounts due according to the contractual terms of the debt security, OTTI will be recognized. Second, if management intends to sell the security and does not expect to recover the loss before the anticipated sale date, OTTI will be recognized. In both instances, OTTI will be recognized for the affected security equal to the difference between the fair value and amortized cost through a charge to earnings. Third, if a security does not meet either of the criteria above and is both in a loss position for greater than one year and at a current loss of 10% or more, management will evaluate its ability and intent to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at March 31, 2017 and December 31, 2016, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Bank does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

Note D – Credit Quality and Allowance for Loan Losses

A selection of the Bank’s loan and allowance for loan losses policies are as follows:

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred loan fees or costs on originated loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of direct loan origination costs, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on the loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Loans are typically charged off not later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at March 31, 2017 and December 31, 2016.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience. Other adjustments may be made to the allowance for pools of loans after an assessment of internal and external influence on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are considered on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans receivable at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$49,441	$46,353
Non-owner-occupied	12,120	11,237
Home Equity Lines of Credit	2,341	2,246
Commercial (Nonresidential) Properties	10,799	7,234
Land	3,058	2,907
Construction	2,370	3,475
Multi-family	1,227	2,629
Commercial Business	579	295
Consumer Loans	293	285
Total Loans	82,228	76,661

Less: Net Deferred Loan Fees	(458)	(459)
Loans in Process	(374)	(851)
Allowance for Loan Losses	(702)	(692)
Net Loans	$80,694	$74,659

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the three months ended March 31, 2017 and the year ended December 31, 2016. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Three Months Ended March 31, 2017

	Real Estate
(Dollars in thousands)	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial Business	Total
Allowance for Credit Losses:
Beginning Balance	$43	$101	$528	$8	$3	$-	$9	$692
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	12	(17)	15	(3)	(2)	-	5	10
Ending Balance	$55	$84	$543	$5	$1	$-	$14	$702

Ending Balance:
Individually Evaluated for Impairment	$14	$2	$43	$-	$-	$-	$-	$59

Ending Balance:
Collectively Evaluated for Impairment	$41	$82	$500	$5	$1	$-	$14	$643

Loans Receivable:
Ending Balance	$10,799	$3,058	$63,902	$2,370	$1,227	$293	$579	$82,228

Ending Balance:
Individually Evaluated for Impairment	$141	$16	$446	$-	$-	$-	$-	$603

Ending Balance:
Collectively Evaluated for Impairment	$10,658	$3,042	$63,456	$2,370	$1,227	$293	$579	$81,625

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2016

	Real Estate
(Dollars in thousands)	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial Business	Total
Allowance for Credit Losses:
Beginning Balance	$48	$85	$447	$9	$3	$-	$-	$592
Charge-offs	-	(10)	(108)	-	-	-	-	(118)
Recoveries	-	-	38	-	-	-	-	38
Provision	(5)	26	151	(1)	-	-	9	180
Ending Balance	$43	$101	$528	$8	$3	$-	$9	$692

Ending Balance:
Individually Evaluated for Impairment	$-	$2	$36	$-	$-	$-	$-	$38

Ending Balance:
Collectively Evaluated for Impairment	$43	$99	$492	$8	$3	$-	$9	$654

Loans Receivable:
Ending Balance	$7,234	$2,907	$59,836	$3,475	$2,629	$285	$295	$76,661

Ending Balance:
Individually Evaluated for Impairment	$-	$17	$501	$-	$-	$-	$-	$518

Ending Balance:
Collectively Evaluated for Impairment	$7,234	$2,890	$59,335	$3,475	$2,629	$285	$295	$76,143

Credit quality indicators as of March 31, 2017 and December 31, 2016:

Pass - A pass asset is properly approved, documented, collateralized, and performing. It does not reflect an abnormal amount of risk.

Special mention - A special mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank's credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

Substandard - An asset classified as substandard has a well-defined weakness or weaknesses. A substandard asset is inadequately protected by the current net worth or paying capacity of the obligor or pledged collateral, if any. It is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful - Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions, and values.

Loss - Assets classified as loss are considered uncollectible or of such little value that the continuance of the loan or other asset on the books of the Bank is not warranted. Some recovery of funds could be possible in the future, but the amount and probability of this recovery are not determinable thus providing little justification for the assets to remain on the books.

The following tables represent the Bank's credit exposure by credit quality indicator as of March 31, 2017 and December 31, 2016:

Credit Risk Profile by Internally Assigned Grade
as of March 31, 2017

	Real Estate
			One-to-Four				Commercial
(Dollars in thousands)	Commercial	Land	Family	Construction	Multi-Family	Consumer	Business	Total
Pass	$10,480	$3,006	$63,235	$2,370	$1,227	$293	$579	$81,190
Special Mention	-	-	-	-	-	-	-	-
Substandard	319	52	667	-	-	-	-	1,038
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$10,799	$3,058	$63,902	$2,370	$1,227	$293	$579	$82,228

Credit Risk Profile by Internally Assigned Grade
as of December 31, 2016

	Real Estate
			One-to-Four				Commercial
(Dollars in thousands)	Commercial	Land	Family	Construction	Multi-Family	Consumer	Business	Total
Pass	$7,050	$2,852	$59,183	$3,475	$2,629	$285	$295	$75,769
Special Mention	-	-	-	-	-	-	-	-
Substandard	184	55	653	-	-	-	-	892
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$7,234	$2,907	$59,836	$3,475	$2,629	$285	$295	$76,661

The following tables are an aging analysis of loans as of March 31, 2017 and December 31, 2016:

Aged Analysis of Past Due Loans Receivable

as of March 31, 2017

							Recorded
							Investment
							Over 90
		Greater					Days Past
	30-89	Than				Total	Due and
	Days	90 Days	Total	Nonaccrual		Loans	Still
(Dollars in thousands)	Past Due	Past Due	Past Due	Status	Current	Receivable	Accruing
Real Estate:
Commercial	$821	$-	$821	$141	$7,093	$10,799	$-
Land	31	-	31	16	2,870	3,058	-
Residential	1,019	-	1,019	445	57,747	63,902	-
Construction	-	-	-	-	3,475	2,370	-
Multi-family	-	-	-	-	2,629	1,227	-
Consumer	-		-	-	280	293	-
Commercial
Business	-	-	-	-	295	579	-
	$1,871	$-	$1,871	$602	$74,389	$82,228	$-

Aged Analysis of Past Due Loans Receivable

as of December 31, 2016

							Recorded
							Investment
							Over 90
		Greater					Days Past
	30-89	Than				Total	Due and
	Days	90 Days	Total	Nonaccrual		Loans	Still
(Dollars in thousands)	Past Due	Past Due	Past Due	Status	Current	Receivable	Accruing
Real Estate:
Commercial	$141	$-	$141	$-	$7,093	$7,234	$-
Land	20	-	20	17	2,870	2,907	-
Residential	1,588	-	1,588	501	57,747	59,836	-
Construction	-	-	-	-	3,475	3,475	-
Multi-family	-	-	-	-	2,629	2,629	-
Consumer	5		5	-	280	285	-
Commercial
Business	-	-	-	-	295	295	-
	$1,754	$-	$1,754	$518	$74,389	$76,661	$-

The following tables below present impaired loans disaggregated by class as of and for the three months ended March 31, 2017 and the year ended December 31, 2016:

Impaired Loans as of and

for the Three Months Ended March 31, 2017

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:
Real Estate:
Commercial	$141	$141	$14	$142	$-
Land	16	21	2	18	-
Residential	446	527	43	458	-
Construction	-	-	-	-	-
Multi-family	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Business	-	-	-	-	-
	$603	$689	$59	$618	$-

With no allowance recorded:
Real Estate:
Commercial	$-	$-	$-	$-	$-
Land	-	-	-	-	-
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Multi-family	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Business	-	-	-	-	-
	$-	$-	$-	$-	$-

Total Impaired Loans:
Real Estate:
Commercial	$141	$141	$14	$142	$-
Land	16	21	2	18	-
Residential	446	527	43	458	-
Construction	-	-	-	-	-
Multi-family	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial	-	-	-	-	-
Business	-	-	-	-	-
	$603	$689	$59	$618	$-

Impaired Loans as of and

for the Year Ended December 31, 2016

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized
With an allowance recorded:

Real Estate:
Commercial	$—	$—	$—	$—	$—
Land	17	20	2	18	—
Residential	501	686	36	538	—
Construction	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—
Business	—	—	—	—	—
	$518	$706	$38	$556	$—

With no allowance recorded:

Real Estate:
Commercial	$—	$—	$—	$—	$—
Land	—	—	—	—	—
Residential	—	—	—	—	—
Construction	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—
Business	—	—	—	—	—
	$—	$—	$—	$—	$—

Total Impaired Loans:

Real Estate:
Commercial	$—	$—	$—	$—	$—
Land	17	20	2	18	—
Residential	501	686	36	538	—
Construction	—	—	—	—	—
Multi-family	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial	—	—	—	—	—
Business	—	—	—	—	—
	$518	$706	$38	$556	$—

The tables below present modifications disaggregated by class for the three months ended March 31, 2017 and the year ended December 31, 2016:

None of the 2017 or 2016 troubled debt restructurings defaulted subsequent to the modification.

Modifications as of March 31, 2017:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Troubled Debt Restructuring

Residential - Modified Amortization	4	$473	$282

Modifications as of December 31, 2016:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Troubled Debt Restructuring

Residential - Modified Amortization	4	$441	$290

The Bank's troubled debt restructurings are generally due to a modification of terms allowing the customer to make interest-only payments for an amount of time, an extension of the loan term, and/or a reduction in interest rate to obtain a lower payment for the customer. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Note E - Fair Value of Financial Statements

Fair Value Disclosures

The Bank groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Includes the most reliable sources, and includes quoted prices in active markets for identical assets or liabilities.

•	Level 2 - Includes observable inputs. Observable inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates) as well as inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

•	Level 3 - Includes unobservable inputs and should be used only when observable inputs are unavailable.

Recurring Basis

Fair values of investment securities available for sale and held to maturity were primarily measured using information from a third-party pricing service. This pricing service provides information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2017 and December 31, 2016. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in thousands)		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2017
Mortgage-Backed Securities	$6,803	$-	$6,803	$-

December 31, 2016
Mortgage-Backed Securities	$7,175	$-	$7,175	$-

Nonrecurring Basis

The Company has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 2.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets
Impaired Loans	$544	$-	$544	$-
Repossessed Assets	84	-	84	-
Total	$628	$-	$628	$-

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Assets
Impaired Loans	$480	$-	$480	$-
Repossessed Assets	93	-	93	-
Total	$573	$-	$573	$-

Fair values of financial instruments

In cases where quoted market prices of financial instruments are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The fair values of certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash, due from banks, federal funds sold and interest-earning deposits with banks - The carrying amount is a reasonable estimate of fair value.

Securities - Fair value is based on quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable - Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Cash Value of Life Insurance - The carrying amount approximates its fair value.

Deposits - The fair value of demand, savings, NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings - The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to extend credit and standby letters of credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016, are as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
March 31, 2017	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$7,998	$7,998	$7,998	$-	$-
Securities-Available for Sale	6,803	6,803	-	6,803	-
Securities-Held to Maturity	784	775	-	775	-
Other Equity Securities	934	934	-	-	934
Cash Value of Life Insurance	2,013	2,013	-	2,013	-
Loans-Net	80,694	80,642	-	-	80,642
	$99,226	$99,165	$7,998	$9,591	$81,576

Financial Liabilities:
Deposits	$73,663	$73,915	$-	$-	$73,915
Borrowed Funds	19,522	19,437	-	19,437	-
	$93,185	$93,352	$-	$19,437	$73,915

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2016	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,014	$8,014	$8,014	$-	$-
Securities-Available for Sale	7,175	7,175	-	7,175	-
Securities-Held to Maturity	832	824	-	824	-
Other Equity Securities	673	673	-	-	673
Cash Value of Life Insurance	2,001	2,001	-	2,001	-
Loans-Net	74,659	74,866	-	-	74,866
	$93,354	$93,553	$8,014	$10,000	$75,539

Financial Liabilities:
Deposits	$74,251	$75,732	$-	$-	$75,732
Borrowed Funds	13,274	13,209	-	13,209	-
	$87,525	$88,941	$-	$13,209	$75,732

NOTE F - Plan of Conversion

On March 7, 2017, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from the mutual form of organization to the fully stock form of organization (the “Conversion”). A new Maryland-chartered corporation, Heritage NOLA Bancorp, Inc. (the “Company”), was formed in February 2017, which, upon consummation of the Conversion and offering, will become the savings and loan holding company of the Bank. The Plan is subject to approval of the members of the Bank, which approval was received at a Special Meeting of Members on June 20, 2017. Additionally, the Plan is subject to the final approval of the Office of the Comptroller of the Currency (“OCC”) and the formation of the Company as the holding company of the Bank, upon consummation of the Conversion, is subject to the approval of the Board of Governors of the Federal Reserve System (“FRB”). As part of the Conversion and offering, the Company filed a registration statement with the U.S. Securities and Exchange Commission. Upon receipt of the final approval of the OCC and the FRB and the consummation of the Conversion and offering, the Bank will become the wholly owned subsidiary of the Company, and the Company will issue and sell shares of its capital stock to eligible depositors of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions.

The cost of the Conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the Conversion and offering are not completed, any deferred costs will be charged to operations. Through March 31, 2017, the Bank had incurred approximately $220,000 in conversion costs, which are included in prepaid expenses and other assets on the balance sheet.

In accordance with OCC regulations, at the time of the Conversion, the Bank will substantially restrict retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the economic conditions in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our success in increasing our one- to four-family residential real estate lending and commercial real estate lending;

•	our ability to attract and maintain deposits and to grow our core deposits, and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we continue to grow our commercial real estate and commercial business loan portfolios;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Heritage NOLA Bancorp, Inc.’s Prospectus dated May 15, 2017, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 23, 2017.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets. Total assets were $104.1 million at March 31, 2017, an increase of $6.0 million, or 6.1%, compared to $98.0 million at December 31, 2016. The increase was due primarily to an increase of $6.0 million in net loans. Other assets also increased $480,000 in the three months ended March 31, 2017, primarily due to FHLB stock purchases in conjunction with additional borrowings. These increases were offset in part by a decrease in investment securities of $420,000 during the quarter.

Loans, net. Loans, net increased $6.0 million, or 8.1%, to $80.7 million at March 31, 2017 from $74.7 million at December 31, 2016.  Owner-occupied one- to four-family residential real estate loans increased $3.1 million, or 6.7%, to $49.4 million at March 31, 2017 from $46.4 million at December 31, 2016, non owner-occupied, one- to four-family residential real estate loans increased $883,000, or 7.9%, and commercial real estate loans increased $3.6 million, or 49.3%, to $10.8 million at March 31, 2017. The increase in our owner-occupied residential real estate portfolio resulted in part from a loan participation purchase of $984,000 on a single-family home in St. Tammany Parish. The increase in commercial real estate loans resulted primarily from purchases of $3.6 million, including the repurchase of a portion of a grocery store loan and a participation purchase of a commercial office building loan, both in St Tammany Parish; as well as a participation purchase of a big box store loan in Hammond, Louisiana. These increases were offset, in part, by a decrease in construction loans which decreased $1.1 million, or 31.8%, to $2.4 million at March 31, 2017, due to these loans moving to permanent status, and a decrease in multi-family loans, which decreased $1.4 million, or 53.3%, to $1.2 million at March 31, 2017 due to a single payoff of a $1.4 million loan.  Commercial business loans increased $284,000, or 96.3%, for the three months ended March 31, 2017, due to purchases of $322,000 in loans from Bankers Healthcare Group, a nationally recognized lender to healthcare professionals.

Changes in loan balances reflect our strategy to maximize our income by growing and diversifying our loan portfolio, with an emphasis on increasing our commercial real estate and commercial business loans, and continually reviewing our existing portfolio for income, liquidity and interest rate risk mitigation opportunities consistent with our strategic objectives. Recent loan originations have been achieved amid strong competition for commercial real estate and residential real estate loans in our market area in the current low interest rate environment. Most recent loan purchases have been related to the opportunity to find quality loans in our local market area. We will continue to look for quality loan purchase opportunities to augment our portfolio of loans.

Other Assets. Other assets increased $480,000, or 29.7%, to $2.1 million at March 31, 2017 from $1.6 million at December 31, 2016. The increase resulted from an increase of $261,000 in FHLB stock owned resulting from increased FHLB advances, and an increase of $218,000 in deferred expenses in connection with the impending mutual to stock conversion.

Deposits. Deposits decreased $588,000, or 0.8%, to $73.7 million at March 31, 2017 from $74.3 million at December 31, 2016. Our noninterest-bearing deposits decreased $851,000, offset in part by an increase in interest-bearing deposits of $263,000 for the three months ended March 31, 2017. Certificates of deposit decreased $404,000, or 0.8%, to $50.6 million at March 31, 2017 from $51.0 million at December 31, 2016.

Borrowings. Borrowings, including Federal Home Loan Bank advances and federal funds purchased, totaled $19.5 million at March 31, 2017 compared to $13.3 million at December 31, 2016. The increase in borrowings of $6.2 million was directly related to the growth of the loan portfolio for the same time period.

Total Equity. Total equity increased $105,000, or 1.1%, to $9.6 million at March 31, 2017 from $9.5 million at December 31, 2016. The increase resulted from net income of $107,000 during the three months ended March 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income for the three months ended March 31, 2017 was $107,000, compared to $80,000 for the three months ended March 31, 2016, an increase of $27,000. The increase in net income was primarily due to a $50,000 increase in net interest income, an increase in noninterest income of $10,000, a decrease in the provision for loan loss of $5,000, a decrease in noninterest expense of $11,000 and an increase in provision for income taxes of $49,000 for the three months ended March 31, 2017 compared to the quarter ended March 31, 2016.

Interest Income. Interest income increased $57,000, or 5.7%, to $1.1 million for the three months ended March 31, 2017 from $1.0 million for the three months ended March 31, 2016. The increase was primarily attributable to a $53,000 increase in interest on loans receivable, and a $4,000 increase in interest on investment securities and other interest-earning assets. The average balance of loans during the three months ended March 31, 2017 increased $5.8 million, or 7.9%, to $78.9 million from $73.1 million for the three months ended March 31, 2016, while the average yield on loans decreased 11 basis points to 5.03% for the three months ended March 31, 2017 from 5.14% for the three months ended March 31, 2016, reflecting payoffs of higher-yielding mature loans being replaced by lower-yielding loans in the ongoing low interest rate environment. The average balance of investment securities and other interest-earning deposits, including certificates of deposit in other banks, decreased $955,000 to $15.5 million for the three months ended March 31, 2017 from $16.5 million for the three months ended March 31, 2016, while the average yield increased by 20 basis points to 1.63% for the three months ended March 31, 2017 from 1.43% for the three months ended March 31, 2016.

Interest Expense. Total interest expense increased $7,000, or 2.8%, to $253,000 for the three months ended March 31, 2017 from $246,000 for the three months ended March 31, 2016. Interest expense on deposit accounts decreased $2,000, or 1.0%, to $202,000 for the three months ended March 31, 2017 from $204,000 for the three months ended March 31, 2016. The decrease was primarily due to a decrease of $579,000, or 0.8%, in the average balance of deposits to $70.2 million for the three months ended March 31, 2017 from $70.8 million for the three months ended March 31, 2016. Interest expense on borrowings increased $9,000 to $51,000 for the three months ended March 31, 2017 from $42,000 for the three months ended March 31, 2016. The average balance of FHLB advances increased $3.9 million to $17.0 million for the three months ended March 31, 2017 compared to $13.0 million for the three months ended March 31, 2016, while the average cost of these advances decreased nine basis points to 1.21% from 1.30%. As noted above, management elected to increase outstanding advances as a source of funding for the increase in the loan portfolio.

Net Interest Income. Net interest income increased $50,000, or 6.6%, to $802,000 for the three months ended March 31, 2017 compared to $752,000 for the three months ended March 31, 2016. The increase reflected a higher percentage of assets in higher-yielding loans period to period.

Our net interest margin increased slightly to 3.40% for the three months ended March 31, 2017 from 3.36% for the three months ended March 31, 2016 reflecting the shift in our interest-earning assets. Net interest rate spread also increased slightly to 3.31% for the 2017 quarter compared to 3.28% for the 2016 quarter.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2017 of $10,000, compared to a $15,000 provision recognized in the three months ended March 31, 2016. The allowance for loan losses was $702,000, or 0.85% of total loans, at March 31, 2017, compared to $692,000, or 0.90% of total loans, at December 31, 2016, and $575,000, or 0.75% of total loans, at March 31, 2016. Total nonperforming loans were $602,000 at March 31, 2017, compared to $518,000 at December 31, 2016 and $1.4 million at March 31, 2016. Classified (substandard, doubtful and loss) loans were $1.0 million at March 31, 2017, $892,000 at December 31, 2016 and $1.5 million at March 31, 2016. There were no charge-offs or recoveries in the three months ending March 31, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 116.61% at March 31, 2017, compared to 133.59% at December 31, 2016 and 41.73% at March 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at the applicable balance sheet date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income increased $10,000, or 13.7%, to $83,000 for the three months ended March 31, 2017 from $73,000 for the three months ended March 31, 2016. The increase was primarily due to an increase of $6,000 of loan servicing income and an increase in gain on sales of loans of $3,000 during the three months ended March 31, 2017.

Noninterest Expense. Noninterest expense decreased $11,000, or 1.5%, to $719,000 for the three months ended March 31, 2017 compared to $730,000 for the three months ended March 31, 2016. The decrease was due primarily to a $32,000 decrease in expense on foreclosed real estate, a decrease in occupancy expenses of $10,000 and a decrease in FDIC insurance and OCC examination fees of $8,000. These decreases were partially offset by an increase of $25,000, or 6.3%, in salaries and employee benefits and a $10,000, or 20.1% increase in data processing expenses. The decrease in expense on foreclosed real estate was due to the sale of most of our OREO properties. The OREO average balance for the three months ending March 31, 2017 was $88,000 compared to an average of $655,000 for the three months ended March 31, 2016.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company as well as increased compensation expense related to possible implementation following the conversion of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $49,000 for the three months ended March 31, 2017 compared to no tax income tax expense for the three months ended March 31, 2016.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Dallas. At March 31, 2017, we had $19.5 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $20.5 million from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($14,000) and $81,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable, net change in investment securities and proceeds from the sale of loans, was ($5.9 million) and ($779,000) for the three months ended March 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $5.9 million and $855,000 for the three months ended March 31, 2017 and 2016, respectively, resulting from our strategy of borrowing at lower interest rates to fund loan originations.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $9.5 million, or 9.37% of adjusted total assets, which is above the well-capitalized required level of $5.1 million, or 5.0%; and total risk-based capital of $10.2 million, or 17.57% of risk-weighted assets, which is above the well-capitalized required level of $5.8 million, or 10.0%; and common equity Tier 1 capital of $9.5 million or 16.37% of risk weighted assets, which is above the well-capitalized required level of $3.8 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at March 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE NOLA BANCORP, INC.

Date: June 26, 2017	/s/ W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: June 26, 2017	/s/ Lisa B. Hughes
Lisa B. Hughes
Chief Financial Officer

