Form 10-Q
period 2017-06-30
Heritage NOLA Bancorp, Inc.
filed 2017-08-14
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-55817

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

As of August 7, 2017, 1,653,125 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

Heritage NOLA Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on February 13, 2017 to serve as the savings and loan holding company for Heritage Bank of St. Tammany (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of June 30, 2017, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report. The Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 12, 2017.

Part I. – Financial Information

Item 1.	Financial Statements

Heritage Bank of St. Tammany

Balance Sheets

June 30, 2017 (Unaudited) and December 31, 2016

(In Thousands)

	June 30, 2017	December 31, 2016

ASSETS
Cash and Due from Banks	$368	$530
Interest Earning Deposits in Banks	20,174	7,484
Total Cash and Cash Equivalents	20,542	8,014

Securities Available for Sale, at Fair Value	6,344	7,175
Securities Held to Maturity	737	832
Federal Home Loan Bank Stock	776	495
Other Investments	178	178
Mortgage Loans Held for Sale	311	-
Loans Receivable, Net of Allowance for Loan Losses of $742 at June 30, 2017 and $692 at December 31, 2016	83,705	74,659
Premises and Equipment	3,630	3,716
Bank Owned Life Insurance	2,026	2,001
Foreclosed Real Estate	84	93
Mortgage Servicing Rights	336	325
Accrued Interest Receivable	335	318
Prepaid Expenses and Other Assets	734	209
Total Assets	$119,738	$98,015

LIABILITIES AND EQUITY
Interest Bearing Deposits	$87,349	$69,901
Noninterest Bearing Deposits	3,570	4,350
Total Deposits	90,919	74,251

Borrowed Funds	17,720	13,274
Advances from Borrowers for Taxes and Insurance	490	275
Accrued Expenses and Other Liabilities	918	755
Total Liabilities	110,047	88,555

Retained Earnings	9,662	9,429
Accumulated Other Comprehensive Income	29	31
Total Equity	9,691	9,460
Total Liabilities and Equity	$119,738	$98,015

The accompanying notes are an integral part of these financial statements.

Heritage Bank of St. Tammany

Statements of Income

For the Three and Six Months Ended June 30, 2017 and 2016, (Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest Income
First Mortgage Loans	$1,044	$1,002	$1,992	$1,909
HELOC's	28	24	54	47
Securities	33	34	73	71
Second Mortgages	9	7	17	13
Commercial Loans	10	-	16	-
Consumer Loans (Secured by Deposits)	3	2	6	5
Other Interest Earning Assets	36	23	60	45
Total Interest Income	1,163	1,092	2,218	2,090

Interest Expense
Deposits	210	209	412	413
Borrowed Funds	58	40	109	82
Total Interest Expense	268	249	521	495

Net Interest Income	895	843	1,697	1,595

Provision for Loan Losses	40	40	50	55
Net Interest Income after Provision for Loan Losses	855	803	1,647	1,540

Noninterest Income
Gain on Sale of Loans Originated for Sale	9	26	27	42
Loan Servicing Income	41	59	83	95
Gain (Loss) on Sale of Foreclosed Real Estate	-	(51)	1	(51)
Other Income	23	23	45	45
Total Noninterest Income	73	57	156	131

Noninterest Expense
Salaries and Employee Benefits	426	396	845	791
Data Processing	47	47	105	95
Occupancy and Equipment - Other	33	46	71	91
Occupancy and Equipment - Depreciation	43	46	86	93
FDIC Insurance and Examination Fees	29	32	52	64
Director Compensation	17	21	36	41
Expense on Foreclosed Real Estate	1	13	1	25
Write-down of Foreclosed Real Estate	-	50	-	71
Advertising	28	20	49	44
Other	102	87	200	174
Total Noninterest Expense	726	758	1,445	1,489

Income Before Income Tax Expense	202	102	358	182
Income Tax Expense	76	30	125	30
Net Income	$126	$72	$233	$152

The accompanying notes are an integral part of these financial statements.

Heritage Bank of St. Tammany

Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2017 and 2016, (Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Income	$126	$72	$233	$152

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	-	22	(4)	47
Income Tax Effect	-	(8)	2	(16)

Total Other Comprehensive Income (Loss)	-	14	(2)	31

Comprehensive Income	$126	$86	$231	$183

The accompanying notes are an integral part of these financial statements.

Heritage Bank of St. Tammany

Statements of Changes in Equity

For the Six Months Ended June 30, 2017 and 2016, (Unaudited)

(In Thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total

Balance at January 1, 2016	$9,271	$55	$9,326

Net Income	152	-	152

Other Comprehensive Income	-	31	31

Balance at June 30, 2016	$9,423	$86	$9,509

Balance at January 1, 2017	$9,429	$31	$9,460

Net Income	233	-	233

Other Comprehensive Loss	-	(2)	(2)

Balance at June 30, 2017	$9,662	$29	$9,691

The accompanying notes are an integral part of these financial statements.

Heritage Bank of St. Tammany

Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016, (Unaudited)

(in Thousands)

	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities
Net Income	$233	$152
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for Loan Losses	50	55
Writedowns of Foreclosed Real Estate	-	71
Provision for Depreciation	86	93
Deferred Income Tax Expense (Benefit)	(29)	-
Change in Mortgage Servicing Rights	(11)	(24)
(Accretion) Amortization of Premiums and Discounts on Securities	24	24
(Accretion) Amortization of Deferred Loan Origination Fees	5	(35)
Gain on Sale of Loans Originated for Sale	(27)	(42)
Originations of Loans Held for Sale	(311)	-
Gain on Sale of Foreclosed Real Estate	(1)	-
Loss on Sale of Foreclosed Real Estate	-	51
(Increase) Decrease in Accrued Interest Receivable	(17)	8
(Increase) Decrease in Bank Owned Life Insurance	(25)	(27)
(Increase) Decrease in Prepaid Expenses and Other Assets	(494)	(27)
Increase (Decrease) in Accrued Expenses and Other Liabilities	163	86

Net Cash provided by (used in) Operating Activities	(354)	385

Cash Flows from Investing Activities
Principal Collected on Securities Available for Sale	807	838
Principal Collected on Securities Held to Maturity	91	144
Purchase of Federal Home Loan Bank Stock	(281)	(32)
Net (Increase) Decrease in Loans	(9,074)	(222)
Purchases of Premises and Equipment	-	(8)
Proceeds from Sales of Foreclosed Real Estate	10	400

Net Cash provided by (used in) Investing Activities	(8,447)	1,120

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	16,668	2,066
Advances from Borrowers for Taxes and Insurance	215	170
Funds Borrowed	8,550	3,800
Repayments of Borrowed Funds	(4,104)	(4,331)

Net Cash provided by Financing Activities	21,329	1,705

Net Change in Cash and Cash Equivalents	12,528	3,210

Cash and Cash Equivalents - Beginning of Period	8,014	8,572
Cash and Cash Equivalents - End of Period
Ending Cash and Cash Equivalents	$20,542	$11,782

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits and Borrowed Funds	$521	$495

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2016 included in the Form S-1 of Heritage NOLA Bancorp, Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Form S-1.

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

Note B – Recent Accounting Pronouncements

Recent Accounting Pronouncements

Emerging Growth Company Status

The Bank qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Bank is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Bank has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The provisions of the update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. For an emerging growth company, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Bank is currently assessing the amendment but does not anticipate it will have a material impact on our Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in this update are effective for annual periods beginning after December 15, 2019. The adoption of this ASU is not expected to have a material effect on the Bank’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 31, 2020. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Bank is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Bank’s financial statements.

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

Note C – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$6,299	$74	$(29)	$6,344

Held to Maturity:
Mortgage-Backed Securities	$737	$1	$(8)	$730

	December 31, 2016
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$7,126	$87	$(38)	$7,175

Held to Maturity:
Mortgage-Backed Securities	$832	$1	$(9)	$824

There were no securities sold in 2017 or 2016.

All mortgage-backed securities held on June 30, 2017 and December 31, 2016 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at June 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Less than One Year	$3	$3
After One Year Through Five Years	6	6
After Five Years Through Ten Years	1,480	1,487
After Ten Years	4,810	4,848
	$6,299	$6,344

Held to Maturity:
After Five Years Through Ten Years	$401	$401
After Ten Years	336	329
	$737	$730

The following table reflects gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed
Securities	$2,218	$8	$1,073	$21	$3,291	$29

Held to Maturity:
Mortgage-Backed
Securities	$-	$-	$312	$8	$312	$8

	December 31, 2016
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed
Securities	$2,300	$15	$1,231	$23	$3,531	$38

Held to Maturity:
Mortgage-Backed
Securities	$587	$2	$218	$7	$805	$9

On a quarterly basis (and more frequently when economic or market conditions warrant), management evaluates the investment securities portfolio on an individual security basis for other-than- temporary impairment (“OTTI”). If a security is in a loss position, management will determine if OTTI exists and will consider the following. First, if it is probable that the issuer of the security will be unable to pay all amounts due according to the contractual terms of the debt security, OTTI will be recognized. Second, if management intends to sell the security and does not expect to recover the loss before the anticipated sale date, OTTI will be recognized. In both instances, OTTI will be recognized for the affected security equal to the difference between the fair value and amortized cost through a charge to earnings. Third, if a security does not meet either of the criteria above and is both in a loss position for greater than one year and at a current loss of 10% or more, management will evaluate its ability and intent to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at June 30, 2017 and December 31, 2016, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Bank does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”), at June 30, 2017 and December 31, 2016.

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

Loans receivable at June 30, 2017 and December 31, 2016 are summarized as follows:

(in thousands)	June 30, 2017	December 31, 2016

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$50,084	$46,353
Non-owner-occupied	12,164	11,237
Home Equity Lines of Credit	2,364	2,246
Commercial (Nonresidential) Properties	13,852	7,234
Land	2,766	2,907
Construction	2,028	3,475
Multi-family	1,215	2,629
Commercial	838	295
Consumer Loans	282	285
Total Loans	85,593	76,661

Less: Net Deferred Loan Fees	(454)	(459)
Loans in Process	(692)	(851)
Allowance for Loan Losses	(742)	(692)
Net Loans	$83,705	$74,659

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the six months ended June 30, 2017 and the year ended December 31, 2016. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Six Months Ended June 30, 2017

(in thousands)

	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Balance, December 31, 2016	$43	$101	$528	$8	$3	$-	$9	$692
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	15	(25)	54	(3)	(2)	-	11	50
Ending Balance	$58	$76	$582	$5	$1	$-	$20	$742

Ending Balance:
Individually Evaluated for Impairment	$14	$2	$29	$-	$-	$-	$-	$45

Ending Balance:
Collectively Evaluated for Impairment	$44	$74	$553	$5	$1	$-	$20	$697

Loans Receivable:
Ending Balance	$13,852	$2,766	$64,612	$2,028	$1,215	$282	$838	$85,593

Ending Balance:
Individually Evaluated for Impairment	$142	$14	$280	$-	$-	$-	$-	$436

Ending Balance:
Collectively Evaluated for Impairment	$13,710	$2,752	$64,332	$2,028	$1,215	$282	$838	$85,157

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2016

(in thousands)

	Real Estate
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

Credit quality indicators as of June 30, 2017 and December 31, 2016:

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

The following tables represent the Bank's credit exposure by credit quality indicator as of June 30, 2017 and December 31, 2016:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	June 30, 2017

	Real Estate
	Commercial RE	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$13,535	$2,718	$64,113	$2,028	$1,215	$282	$838	$84,729
Special Mention	-	-	-	-	-	-	-	-
Substandard	317	48	499	-	-	-	-	864
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$13,852	$2,766	$64,612	$2,028	$1,215	$282	$838	$85,593

	December 31, 2016

	Real Estate
	Commercial RE	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$7,050	$2,852	$59,183	$3,475	$2,629	$285	$295	$75,769
Special Mention	-	-	-	-	-	-	-	-
Substandard	184	55	653	-	-	-	-	892
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$7,234	$2,907	$59,836	$3,475	$2,629	$285	$295	$76,661

The following tables are an aging analysis of loans as of June 30, 2017 and December 31, 2016:

Aged Analysis of Past Due Loans Receivable

(in thousands)

			June 30, 2017
		Greater
	30-89	Than				Total
	Days	90 Days	Total	Nonaccrual		Loans
	Past Due	Past Due	Past Due	Status	Current	Receivable

Real Estate:
Commercial	$-	$-	$-	$142	$13,710	$13,852
Land	19	-	19	14	$2,733	2,766
Residential	999	-	999	279	$63,334	64,612
Construction	-	-	-	-	$2,028	2,028
Multi-family	-	-	-	-	$1,215	1,215
Consumer	-	-	-	-	$282	282
Commercial	-	-	-	-	$838	838
	$1,018	$-	$1,018	$435	$84,140	$85,593

			December 31, 2016
		Greater
	30-89	Than				Total
	Days	90 Days	Total	Nonaccrual		Loans
	Past Due	Past Due	Past Due	Status	Current	Receivable
Real Estate:
Commercial	$141	$-	$141	$-	$7,093	$7,234
Land	20	-	20	17	2,870	2,907
Residential	1,588	-	1,588	501	57,747	59,836
Construction	-	-	-	-	3,475	3,475
Multi-family	-	-	-	-	2,629	2,629
Consumer	5		5	-	280	285
Commercial
Business	-	-	-	-	295	295
	$1,754	$-	$1,754	$518	$74,389	$76,661

The following tables below present impaired loans disaggregated by class as of and for the six months ended June 30, 2017 and the year ended December 31, 2016:

As Of And For The Six Months Ended June 30, 2017
		Unpaid	Allowance for Loan	Average	Interest
(in thousands)	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized

Loans with an allowance recorded:
Real estate
Commercial	$142	$142	$14	142	$-
Land	14	19	2	15	-
1-4 family residential	280	296	29	280	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-
Multi-Family	-	-	-	-	-
Construction	-
Consumer and Commercial	-	-	-	-	-

Totals	$436	$457	$45	$437	$-

As Of And For The Year Ended December 31, 2016
		Unpaid	Allowance for Loan	Average	Interest
(in thousands)	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized

Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	17	20	2	18	-
1-4 family residential	501	686	36	538	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$518	$706	$38	$556	$-

The tables below present modifications disaggregated by class for the six months ended June 30, 2017 and the year ended December 31, 2016:

Troubled Debt Restructuring

(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Modifications as of June 30, 2017:

Residential - modified amortization	3	$305	$182

Modifications as of December 31, 2016:

Residential - modified amortization	4	$441	$290

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

Recurring Basis

Fair values of investment securities available for sale were primarily measured using information from a third-party pricing service. This pricing service provides information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data from market research publications.

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2017 and December 31, 2016. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017

Mortgage-Backed Securities	$6,344	$-	$6,344	$-

December 31, 2016

Mortgage-Backed Securities	$7,175	$-	$7,175	$-

Nonrecurring Basis

The Bank has segregated all financial assets and liabilities that are measured at fair value on a nonrecurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a non-recurring basis.

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

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017

Assets
Impaired Loans	$391	$-	$391	$-
Repossessed Assets	84	-	84	-
Total	$475	$-	$475	$-

December 31, 2016

Assets
Impaired Loans	$480	$-	$480	$-
Repossessed Assets	93	-	93	-
Total	$573	$-	$573	$-

Fair values of financial instruments

In cases where quoted market prices of financial instruments are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The fair values of certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank. The following methods and assumptions were used by the Bank in estimating fair values of financial instruments:

Cash, due from banks, federal funds sold and interest-earning deposits with banks - The carrying amount is a reasonable estimate of fair value.

Securities - Fair value is based on quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Mortgage Loans Held for Sale - Fair value is the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.

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

The carrying amounts and estimated fair values of the Bank’s financial instruments at June 30, 2017 and December 31, 2016, are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$20,542	$20,542	$20,542	$-	$-
Securities-Available for Sale	6,344	6,344	-	6,344	-
Securities-Held to Maturity	737	730	-	730	-
Other Equity Securities	954	954	-	-	954
Cash Value of Life Insurance	2,026	2,026	-	2,026	-
Loans Held for Sale	311	311	-	311	-
Loans-Net	83,705	85,354	-	-	85,354
	$114,619	$116,261	$20,542	$9,411	$86,308

Financial Liabilities:
Deposits	$91,409	$91,720	$-	$-	$91,720
Borrowed Funds	17,720	17,630	-	17,630	-
	$109,129	$109,350	$-	$17,630	$91,720

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,014	$8,014	$8,014	$-	$-
Securities-Available for Sale	7,175	7,175	-	7,175	-
Securities-Held to Maturity	832	824	-	824	-
Other Equity Securities	673	673	-	-	673
Cash Value of Life Insurance	2,001	2,001	-	2,001	-
Loans-Net	74,659	74,866	-	-	74,866
	$93,354	$93,553	$8,014	$10,000	$75,539

Financial Liabilities:
Deposits	$74,251	$75,732	$-	$-	$75,732
Borrowed Funds	13,274	13,209	-	13,209	-
	$87,525	$88,941	$-	$13,209	$75,732

NOTE F - Plan of Conversion

On March 7, 2017, the Bank’s Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from the mutual form of organization to the fully stock form of organization (the “Conversion”). A new Maryland-chartered corporation, Heritage NOLA Bancorp, Inc. (the “Company”), was formed in February 2017, which, upon consummation of the Conversion and offering, will become the savings and loan holding company of the Bank. The Plan was approved by the members of the Bank at a Special Meeting of Members on June 20, 2017. The Plan received all of the required regulatory approvals, and the Bank’s mutual to stock conversion and the Company’s stock offering were consummated on July 12, 2017. In the offering, the Company sold 1,653,125 shares of common stock at a per share price of $10.00 for gross offering proceeds of $16,531,250.

The cost of the Conversion and issuing the capital stock was deferred and deducted from the proceeds of the offering. Through June 30, 2017, the Bank had incurred approximately $550,000 in conversion costs, which are included in prepaid expenses and other assets on the balance sheet.

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

General

Management’s discussion and analysis of the financial condition at June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets were $119.7 million at June 30, 2017, an increase of $21.7 million, or 22.2%, compared to $98.0 million at December 31, 2016. The increase was due primarily to an increase of $12.7 million in interest earning deposits in banks resulting primarily from subscription funds received in the stock offering, and an increase of $9.0 million in net loans. Other assets also increased $525,000 in the six months ended June 30, 2017, primarily due to deferred expenses for the Conversion from the mutual to stock form of ownership. These increases were offset in part by a decrease in investment securities of $926,000.

Cash and Cash Equivalents. Cash and Cash Equivalents increased $12.5 million, or 156.3%, to $20.5 million at June 30, 2017, from $8.0 million at December 31, 2016. This increase was primarily due to the increase in interest earning deposits in banks from the funds received for the stock offering. The increase was offset somewhat by the funding of loans and maturing of FHLB advances.

Loans, net and Loans Held for Sale. Loans, net increased $9.0 million, or 12.1%, to $83.7 million at June 30, 2017 from $74.7 million at December 31, 2016.  Owner-occupied one- to four-family residential real estate loans increased $3.7 million, or 8.1%, to $50.1 million at June 30, 2017 from $46.4 million at December 31, 2016, non-owner-occupied, one- to four-family residential real estate loans increased $927,000, or 8.3%, and commercial real estate loans increased $6.6 million, or 91.5%, to $13.9 million at June 30, 2017. The increase in our owner-occupied residential real estate portfolio resulted in part from a loan participation purchase of $984,000 on a single-family home in St. Tammany Parish. The increase in commercial real estate loans resulted primarily from purchases of $6.2 million, including the repurchase of a portion of a grocery store loan and participation purchases of a commercial office building loan, a big box store loan, two restaurant loans and 1 yacht storage facility loan. These increases were offset, in part, by a decrease in construction loans which decreased $1.4 million, or 41.6%, to $2.0 million at June 30, 2017, due to these loans moving to permanent status, and a decrease in multi-family loans, which decreased $1.4 million, or 53.8%, to $1.2 million at June 30, 2017 due to a single payoff of a $1.4 million loan.  Commercial loans increased $543,000, or 184.1%, for the six months ended June 30, 2017, due to purchases of $606,000 in loans from Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. Loans held for sale increased to $311,000 from $0 at December 31, 2016, representing a single loan whose sale had not concluded at June 30, 2017.

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

Securities. Securities were $7.1 million at June 30, 2017, a decrease of $926,000, or 11.6%, from $8.0 million at December 31, 2016. This decrease reflects normal repayments and maturities of the mortgage backed securities.

Federal Home Loan Bank Stock. Stock in FHLB of Dallas increased $281,000, or 56.8%, to $776,000 at June 30, 2017 from $495,000 at December 31, 2016. This increase was due to stock purchases in conjunction with advances taken to fund the growth in our loan portfolio.

Prepaid Expenses and Other Assets. Prepaids and other assets increased $525,000, or 251.2%, to $734,000 at June 30, 2017 from $209,000 at December 31, 2016. The increase resulted from an increase of $550,000 in deferred expenses in connection with the impending mutual to stock conversion.

Deposits. Deposits increased $16.7 million, or 22.5%, to $90.9 million at June 30, 2017 from $74.2 million at December 31, 2016. Our interest-bearing deposits increased $17.4 million, or 25.0% due primarily to the $15.7 million received and placed in an interest-bearing escrow for the stock offering. Certificates of deposit also increased $1.3 million, or 2.6%, to $52.3 million at June 30, 2017 from $51.0 million at December 31, 2016. These increases were offset in part by a decrease in demand deposit accounts of $784,000, or 18.0% to $3.6 million from $4.4 million at December 31, 2016, due to the transition of many demand deposit accounts to interest-bearing transaction accounts.

Borrowings. Borrowings, including Federal Home Loan Bank advances and federal funds purchased, totaled $17.7 million at June 30, 2017 compared to $13.3 million at December 31, 2016. The increase in borrowings of $4.4 million was directly related to the growth of the loan portfolio for the same time period.

Total Equity. Total equity increased $231,000, or 2.4%, to $9.7 million at June 30, 2017 from $9.5 million at December 31, 2016. The increase resulted from net income of $233,000 during the six months ended June 30, 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income for the three months ended June 30, 2017 was $126,000, compared to $72,000 for the three months ended June 30, 2016, an increase of $54,000. The increase in net income was primarily due to a $52,000 increase in net interest income, an increase in noninterest income of $16,000, a decrease in noninterest expense of $32,000 and an increase in provision for income taxes of $46,000 for the three months ended June 30, 2017 compared to the quarter ended June 30, 2016.

Interest Income. Interest income increased $71,000, or 6.5%, to $1.2 million for the three months ended June 30, 2017 from $1.1 million for the three months ended June 30, 2016. The increase was primarily attributable to a $59,000 increase in interest on loans receivable, and a $13,000 increase in interest on other interest-earning assets. The average balance of loans during the three months ended June 30, 2017 increased $9.2 million, or 12.6%, to $82.6 million from $73.4 million for the three months ended June 30, 2016, while the average yield on loans decreased 34 basis points to 5.30% for the three months ended June 30, 2017 from 5.64% for the three months ended June 30, 2016, reflecting payoffs of higher-yielding mature loans being replaced by lower-yielding loans in the ongoing low interest rate environment. The average balance of investment securities and other interest-earning deposits, including certificates of deposit in other banks, increased $1.4 million to $18.3 million for the three months ended June 30, 2017 from $16.9 million for the three months ended June 30, 2016, while the average yield increased by 16 basis points to 1.51% for the three months ended June 30, 2017 from 1.35% for the three months ended June 30, 2016.

Interest Expense. Total interest expense increased $19,000, or 7.6%, to $268,000 for the three months ended June 30, 2017 from $249,000 for the three months ended June 30, 2016. Interest expense on deposit accounts increased $1,000, or 0.5%, to $210,000 for the three months ended June 30, 2017 from $209,000 for the three months ended June 30, 2016. Interest expense on borrowings increased $18,000 to $58,000 for the three months ended June 30, 2017 from $40,000 for the three months ended June 30, 2016. The average balance of FHLB advances increased $6.9 million to $19.4 million for the three months ended June 30, 2017 compared to $12.5 million for the three months ended June 30, 2016, while the average cost of these advances decreased eight basis points to 1.20% from 1.28%. As noted above, management elected to increase outstanding advances as a source of funding for the increase in the loan portfolio.

Net Interest Income. Net interest income increased $52,000, or 6.2%, to $895,000 for the three months ended June 30, 2017 compared to $843,000 for the three months ended June 30, 2016. The increase reflected a higher percentage of assets in higher-yielding loans period to period.

Our net interest margin decreased to 3.55% for the three months ended June 30, 2017 from 3.74% for the three months ended June 30, 2016 reflecting the shift in our interest-earning assets and the impact of the additional borrowings. Net interest rate spread also decreased to 3.43% for the 2017 quarter compared to 3.66% for the 2016 quarter.

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2017 of $40,000 was the same as the provision recorded for the three months ended June 30, 2016. The allowance for loan losses was $742,000, or 0.87% of total loans, at June 30, 2017, compared to $692,000, or 0.90% of total loans, at December 31, 2016, and $529,000, or 0.71% of total loans, at June 30, 2016. Total nonperforming loans were $435,000 at June 30, 2017, compared to $518,000 at December 31, 2016 and $961,000 at June 30, 2016. Classified (substandard, doubtful and loss) loans were $865,000 at June 30, 2017, $892,000 at December 31, 2016 and $1.2 million at June 30, 2016. There were no charge-offs or recoveries in the three months ending June 30, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 170.57% at June 30, 2017, compared to 133.59% at December 31, 2016 and 55.05% at June 30, 2016.

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

Noninterest Income. Noninterest income increased $16,000, or 28.1%, to $73,000 for the three months ended June 30, 2017 from $57,000 for the three months ended June 30, 2016. The increase was primarily due to a loss on the sale of a foreclosed real estate property in the three months ended June 30, 2016. There was a decrease of $17,000 in gain on sale of loans and a decrease in loan servicing income of $18,000 for the three months ended June 30, 2017, compared to the same three month period in 2016. These decreases were due to decreased activity in the secondary mortgage market.

Noninterest Expense. Noninterest expense decreased $32,000, or 4.2%, to $726,000 for the three months ended June 30, 2017 compared to $758,000 for the three months ended June 30, 2016. The decrease was due primarily to a $50,000 decrease in write-downs of foreclosed real estate, a $12,000 decrease in expense on foreclosed real estate, and a decrease in occupancy expenses of $13,000. These decreases were partially offset by an increase of $30,000, or 7.6%, in salaries and employee benefits and a $15,000, or 17.2% increase in other expenses. The decrease in expense on foreclosed real estate was due to the sale of most of our Other Real Estate Owned (“OREO”) properties. The OREO average balance for the three months ending June 30, 2017 was $84,000 compared to an average of $484,000 for the three months ended June 30, 2016.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company as well as increased compensation expense related to possible implementation following the conversion of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $76,000 for the three months ended June 30, 2017 compared to $30,000 for the three months ended June 30, 2016. The increase was due to increased income period to period.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Net income for the six months ended June 30, 2017 was $233,000, compared to $152,000 for the six months ended June 30, 2016, an increase of $81,000. The increase in net income was primarily due to a $102,000 increase in net interest income, an increase in noninterest income of $25,000, a decrease in noninterest expense of $44,000 and an increase in provision for income taxes of $95,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest Income. Interest income increased $128,000, or 6.1%, to $2.2 million for the six months ended June 30, 2017 from $2.1 million for the six months ended June 30, 2016. The increase was primarily attributable to a $111,000 increase in interest on loans receivable, and a $15,000 increase in interest on other interest-earning assets. The average balance of loans during the six months ended June 30, 2017 increased $7.8 million, or 10.7%, to $80.8 million from $72.9 million for the six months ended June 30, 2016, while the average yield on loans decreased 25 basis points to 5.16% for the six months ended June 30, 2017 from 5.41% for the six months ended June 30, 2016, reflecting payoffs of higher-yielding mature loans being replaced by lower-yielding loans in the ongoing low interest rate environment. The average balance of investment securities and other interest-earning deposits, including certificates of deposit in other banks, increased $241,000 to $16.9 million for the six months ended June 30, 2017 from $16.7 million for the six months ended June 30, 2016, while the average yield increased by 18 basis points to 1.57% for the six months ended June 30, 2017 from 1.39% for the six months ended June 30, 2016.

Interest Expense. Total interest expense increased $26,000, or 5.3%, to $521,000 for the six months ended June 30, 2017 from $495,000 for the six months ended June 30, 2016. Interest expense on deposit accounts decreased $1,000, or 0.2%, to $412,000 for the six months ended June 30, 2017 from $413,000 for the six months ended June 30, 2016. Interest expense on borrowings increased $27,000 to $109,000 for the six months ended June 30, 2017 from $82,000 for the six months ended June 30, 2016. The average balance of FHLB advances increased $5.4 million to $18.2 million for the six months ended June 30, 2017 compared to $12.8 million for the six months ended June 30, 2016, while the average cost of these advances decreased ten basis points to 1.20% from 1.30%. As noted above, management elected to increase outstanding advances as a source of funding for the increase in the loan portfolio.

Net Interest Income. Net interest income increased $102,000, or 6.4%, to $1.7 million for the six months ended June 30, 2017 compared to $1.6 million for the six months ended June 30, 2016. The increase reflected a higher percentage of assets in higher-yielding loans period to period.

Our net interest margin decreased to 3.48% for the six months ended June 30, 2017 from 3.56% for the six months ended June 30, 2016 reflecting the shift in our interest-earning assets and the impact of the additional borrowings. Net interest rate spread also decreased to 3.36% for the six months ended June 30, 2017 compared to 3.49% for the same period in 2016.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2017 was $50,000, or $5,000 less than the provision recorded for the six months ended June 30, 2016. The allowance for loan losses was $742,000, or 0.87% of total loans, at June 30, 2017, compared to $692,000, or 0.90% of total loans, at December 31, 2016, and $529,000, or 0.71% of total loans, at June 30, 2016. Total nonperforming loans were $435,000 at June 30, 2017, compared to $518,000 at December 31, 2016 and $961,000 at June 30, 2016. Classified (substandard, doubtful and loss) loans were $865,000 at June 30, 2017, $892,000 at December 31, 2016 and $1.2 million at June 30, 2016. There were no charge-offs or recoveries in the six months ending June 30, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 170.57% at June 30, 2017, compared to 133.59% at December 31, 2016 and 55.05% at June 30, 2016.

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

Noninterest Income. Noninterest income increased $25,000, or 19.1%, to $156,000 for the six months ended June 30, 2017 from $131,000 for the six months ended June 30, 2016. The increase was primarily due to a loss on the sale of a foreclosed real estate property of $51,000 in the six months ended June 30, 2016. There was a decrease of $15,000 in gain on sale of loans and a decrease in loan servicing income of $12,000 for the six months ended June 30, 2017, compared to the same six month period in 2016. These decreases were due to decreased activity in the secondary mortgage market.

Noninterest Expense. Noninterest expense decreased $44,000, or 3.0%, to $1.4 million for the six months ended June 30, 2017 compared to $1.5 million for the three months ended June 30, 2016. The decrease was due primarily to a $71,000 decrease in write-downs of foreclosed real estate, a $24,000 decrease in expense on foreclosed real estate, and a decrease in occupancy expenses of $20,000. These decreases were partially offset by an increase of $54,000, or 6.8%, in salaries and employee benefits and a $26,000, or 14.9% increase in other expenses. The decrease in expense on foreclosed real estate was due to the sale of most of our OREO properties. The OREO average balance for the six months ending June 30, 2017 was $86,000 compared to an average of $569,000 for the six months ended June 30, 2016.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company as well as increased compensation expense related to possible implementation following the conversion of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $125,000 for the six months ended June 30, 2017 compared to $30,000 for the six months ended June 30, 2016. The increase was to increased income period to period and an increase in the effective tax rate.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Dallas. At June 30, 2017, we had $17.7 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $18.4 million from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($354,000) and $385,000 for the six months ended June 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable, net change in investment securities and proceeds from the sale of loans, was ($8.5 million) and $1.1 million for the six months ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $21.3 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively. The 2017 period increase was primarily from the increase in deposits resulting from the receipt of funds for the stock offering.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $9.7 million, or 8.88% of adjusted total assets, which is above the well-capitalized required level of $5.4 million, or 5.0%; and total risk-based capital of $10.4 million, or 16.82% of risk-weighted assets, which is above the well-capitalized required level of $6.2 million, or 10.0%; and common equity Tier 1 capital of $9.7 million or 15.62% of risk weighted assets, which is above the well-capitalized required level of $4.0 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at June 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	On July 12, 2017, Heritage NOLA Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Heritage Bank of St. Tammany and the Company’s related offering of common stock. The Registration Statement (File No. 333-216613) was declared effective by the Securities and Exchange Commission on May 15, 2017. The Company registered 1,653,125 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate offering price of $16.5 million. The stock offering commenced on May 22, 2017, and ended on June 14, 2017.

FIG Partners, LLC (“FIG”) was engaged to assist in the marketing of the common stock and records management services.

The stock offering resulted in gross proceeds of $16.5 million, through the sale of 1.65 million shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.1 million, including $371,000 paid to FIG. Net proceeds of the offering were approximately $15.4 million.

The Company contributed approximately $7.7 million of the net proceeds of the offering to the Bank. In addition, $1.3 million of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $6.4 million of the net proceeds were retained by the Company. The net proceeds contributed to the Bank have been invested in cash and short term instruments. Over the long term, the bank will attempt to use the proceeds to increase loan production. The net proceeds retained by the Company have been deposited with the Bank.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE NOLA BANCORP, INC.

Date: August 14, 2017	/s/ W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: August 14, 2017	/s/ Lisa B. Hughes
Lisa B. Hughes
Chief Financial Officer

