Form 10-Q
period 2017-09-30
Heritage NOLA Bancorp, Inc.
filed 2017-11-13
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, 1,653,125 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc.

Form 10-Q

Item 1.	Consolidated Financial Statements

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Financial Condition

September 30, 2017 (Unaudited) and December 31, 2016

(In Thousands)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and Due from Banks	$563	$530
Interest Earning Deposits in Banks	7,967	7,484
Total Cash and Cash Equivalents	8,530	8,014

Securities Available for Sale, at Fair Value	5,975	7,175
Securities Held to Maturity	690	832
Federal Home Loan Bank Stock	780	495
Other Investments	178	178
Mortgage Loans Held for Sale	111	-
Loans Receivable, Net of Allowance for Loan Losses of $757 at September 30, 2017 and $692 at December 31, 2016	86,475	74,659
Premises and Equipment	3,678	3,716
Bank Owned Life Insurance	2,038	2,001
Foreclosed Real Estate	84	93
Mortgage Servicing Rights	340	325
Accrued Interest Receivable	357	318
Prepaid Expenses and Other Assets	217	209
Total Assets	$109,453	$98,015

LIABILITIES AND EQUITY
Interest Bearing Deposits	$68,220	$69,901
Noninterest Bearing Deposits	3,122	4,350
Total Deposits	71,342	74,251

Borrowed Funds	12,567	13,274
Advances from Borrowers for Taxes and Insurance	565	275
Accrued Expenses and Other Liabilities	1,025	755
Total Liabilities	85,499	88,555

Shareholders' Equity
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 9,000,000 shares authorized, 1,653,125 shares issued and outstanding	17	-
Additional paid-in capital	15,430	-
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,323)	-
Recognition and Retention Plan (RRP)	-	-
Retained Earnings	9,803	9,429
Accumulated Other Comprehensive Income	27	31
Total Shareholders' Equity	23,954	9,460
Total Liabilities and Shareholders' Equity	$109,453	$98,015

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2017 and 2016, (Unaudited)

(In Thousands, except for Earnings Per Share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest Income
First Mortgage Loans	$1,009	$924	$3,001	$2,833
HELOC's	31	23	86	70
Securities	33	35	106	107
Second Mortgages	7	9	25	22
Commercial Loans	14	-	29	-
Consumer Loans (Secured by Deposits)	3	3	9	7
Other Interest Earning Assets	52	24	111	69
Total Interest Income	1,149	1,018	3,367	3,108

Interest Expense
Deposits	202	213	614	626
Borrowed Funds	47	38	156	121
Total Interest Expense	249	251	770	747

Net Interest Income	900	767	2,597	2,361

Provision for Loan Losses	15	15	65	70
Net Interest Income after Provision for Loan Losses	885	752	2,532	2,291

Noninterest Income
Gain on Sale of Loans Originated for Sale	22	27	49	68
Loan Servicing Income	36	48	119	143
Gain (Loss) on Sale of Foreclosed Real Estate	-	-	1	(51)
Other Income	22	23	67	69
Total Noninterest Income	80	98	236	229

Noninterest Expense
Salaries and Employee Benefits	433	392	1,278	1,183
Data Processing	49	47	154	142
Occupancy and Equipment - Other	50	49	120	140
Occupancy and Equipment - Depreciation	43	46	130	139
FDIC Insurance and Examination Fees	27	32	79	96
Director Compensation	17	20	53	60
Expense on Foreclosed Real Estate	2	7	3	32
Write-down of Foreclosed Real Estate	-	-	-	71
Advertising	23	19	72	63
Other	105	117	304	291
Total Noninterest Expense	749	729	2,193	2,217

Income Before Income Tax Expense	216	121	575	303
Income Tax Expense	76	37	201	67
Net Income	$140	$84	$374	$236

Earnings per share: Basic and Diluted	$0.09	N/A	$0.25	N/A

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2017 and 2016, (Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Income	$140	$84	$374	$236

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	(3)	(13)	(7)	34
Income Tax Effect	1	4	3	(12)

Total Other Comprehensive Income (Loss)	(2)	(9)	(4)	22

Comprehensive Income	$138	$75	$370	$258

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017 and 2016, (Unaudited)

(In Thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2016	$-	$-	$-	$9,271	$55	$9,326

Net Income	-	-	-	236	-	236

Other Comprehensive Income	-	-	-	-	22	22

Balance at September 30, 2016	$-	$-	$-	$9,507	$77	$9,584

Balance at January 1, 2017	$-	$-	$-	$9,429	$31	$9,460

Proceeds from issuance of common stock	17	15,430	(1,323)	-	-	14,124

Net Income	-	-	-	374	-	374

Other Comprehensive Loss	-	-	-	-	(4)	(4)

Balance at September 30, 2017	$17	$15,430	$(1,323)	$9,803	$27	$23,954

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016, (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities
Net Income	$374	$236
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for Loan Losses	65	70
Writedowns of Foreclosed Real Estate	-	71
Provision for Depreciation	130	139
Deferred Income Tax Expense (Benefit)	(41)	-
Change in Mortgage Servicing Rights	(15)	(32)
(Accretion) Amortization of Premiums and Discounts on Securities	35	34
(Accretion) Amortization of Deferred Loan Origination Fees	6	(31)
Gain on Sale of Loans Originated for Sale	(49)	(68)
Originations of Loans Held for Sale	(111)	-
Gain on Sale of Foreclosed Real Estate	(1)	-
Loss on Sale of Foreclosed Real Estate	-	51
(Increase) Decrease in Accrued Interest Receivable	(39)	18
(Increase) Decrease in Bank Owned Life Insurance	(37)	(40)
(Increase) Decrease in Prepaid Expenses and Other Assets	36	(34)
Increase (Decrease) in Accrued Expenses and Other Liabilities	270	199

Net Cash provided by Operating Activities	623	613

Cash Flows from Investing Activities
Purchases of Securities Available For Sale		(1,059)
Principal Collected on Securities Available for Sale	1,164	1,324
Principal Collected on Securities Held to Maturity	136	214
Purchase of Federal Home Loan Bank Stock	(285)	(33)
Purchase of Other Investments	-	(178)
Net (Increase) Decrease in Loans	(11,838)	35
Purchases of Premises and Equipment	(92)	(8)
Proceeds from Sales of Foreclosed Real Estate	10	522

Net Cash provided by (used in) Investing Activities	(10,905)	817

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	(2,909)	509
Proceeds from Stock Offering	15,447	-
Loan to ESOP for Purchase of Stock	(1,323)	-
Advances from Borrowers for Taxes and Insurance	290	255
Funds Borrowed	9,550	5,150
Repayments of Borrowed Funds	(10,257)	(5,681)

Net Cash provided by Financing Activities	10,798	233

Net Change in Cash and Cash Equivalents	516	1,663

Cash and Cash Equivalents - Beginning of Period	8,014	8,572

Cash and Cash Equivalents - End of Period	$8,530	$10,235

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits and Borrowed Funds	$770	$747

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Heritage NOLA Bancorp, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2016 included in the Form S-1 of Heritage NOLA Bancorp, Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form S-1.

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Note B – Recent Accounting Pronouncements

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The provisions of the update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. For an emerging growth company, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in this update are effective for annual periods beginning after December 15, 2019. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 31, 2020. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on our Consolidated Financial Statements.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

Note C – Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options.

Earnings per common share were computed based on the following:

Nine Months Ended
September 30,
(in thousands, except per share data)	2017
Numerator:
Net income available to common shareholders	$374

Denominator:
Common shares outstanding (Total issued, less unallocated ESOP shares)	1,521
Dilutive stock options	-
1,521

Basic (and Diluted) earnings per common share	$0.25

Note D – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$5,933	$72	$(30)	$5,975

Held to Maturity:
Mortgage-Backed Securities	$690	$1	$(7)	$684

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$7,126	$87	$(38)	$7,175

Held to Maturity:
Mortgage-Backed Securities	$832	$1	$(9)	$824

There were no securities sold in 2017 or 2016.

All mortgage-backed securities held on September 30, 2017 and December 31, 2016 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at September 30, 2017 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Less than One Year	$2	$2
After One Year Through Five Years	5	5
After Five Years Through Ten Years	1,400	1,403
After Ten Years	4,526	4,565
	$5,933	$5,975

Held to Maturity:
After Five Years Through Ten Years	$378	$379
After Ten Years	312	305
	$690	$684

The following tables reflect gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,487	$11	$1,018	$19	$3,505	$30

Held to Maturity:
Mortgage-Backed Securities	$-	$-	$292	$7	$292	$7

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,300	$15	$1,231	$23	$3,531	$38

Held to Maturity:
Mortgage-Backed Securities	$587	$2	$218	$7	$805	$9

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at September 30, 2017 and December 31, 2016, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Company does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

Note E - Credit Quality and Allowance for Loan Losses

A selection of the loan and allowance for loan losses policies are as follows:

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”) at September 30, 2017 and December 31, 2016.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are considered on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans receivable at September 30, 2017 and December 31, 2016 are summarized as follows:

(in thousands)	September 30, 2017	December 31, 2016

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$50,543	$46,353
Non-owner-occupied	12,019	11,237
Home Equity Lines of Credit	2,478	2,246
Commercial (Nonresidential) Properties	16,355	7,234
Land	2,773	2,907
Construction	1,542	3,475
Multi-family	1,682	2,629
Commercial	1,055	295
Consumer Loans	368	285
Total Loans	88,815	76,661

Less: Net Deferred Loan Fees	(453)	(459)
Loans in Process	(1,130)	(851)
Allowance for Loan Losses	(757)	(692)
Net Loans	$86,475	$74,659

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the nine months ended September 30, 2017 and the year ended December 31, 2016. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Nine Months Ended September 30, 2017

(in thousands)

	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$43	$101	$528	$8	$3	$-	$9	$692
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-
Provision	25	(48)	77	(4)	(2)	-	17	65
Ending Balance	$68	$53	$605	$4	$1	$-	$26	$757

Ending Balance:
Individually Evaluated for Impairment	$14	$2	$23	$-	$-	$-	$-	$39

Ending Balance:
Collectively Evaluated for Impairment	$54	$51	$582	$4	$1	$-	$26	$718

Loans Receivable:
Ending Balance	$16,355	$2,773	$65,040	$1,542	$1,682	$368	$1,055	$88,815

Ending Balance:
Individually Evaluated for Impairment	$145	$14	$218	$-	$-	$-	$-	$377

Ending Balance:
Collectively Evaluated for Impairment	$16,210	$2,759	$64,822	$1,542	$1,682	$368	$1,055	$88,438

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

Credit quality indicators as of September 30, 2017 and December 31, 2016:

Pass - A pass asset is properly approved, documented, collateralized, and performing. It does not reflect an abnormal amount of risk.

Special mention - A special mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Company's credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard - An asset classified as substandard has a well-defined weakness or weaknesses. A substandard asset is inadequately protected by the current net worth or paying capacity of the obligor or pledged collateral, if any. It is characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful - Assets classified as doubtful have all the weaknesses inherent in those classified as substandard. In addition, these weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions, and values.

Loss - Assets classified as loss are considered uncollectible or of such little value that the continuance of the loan or other asset on the books of the Company is not warranted. Some recovery of funds could be possible in the future, but the amount and probability of this recovery are not determinable thus providing little justification for the assets to remain on the books.

The following tables represent the Company's credit exposure by credit quality indicator as of September 30, 2017 and December 31, 2016:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

September 30, 2017

	Real Estate
	Commercial RE	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$16,039	$2,727	$64,549	$1,542	$1,682	$368	$1,055	$87,962
Special Mention	-	-	-	-	-	-	-	-
Substandard	316	46	491	-	-	-	-	853
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$16,355	$2,773	$65,040	$1,542	$1,682	$368	$1,055	$88,815

December 31, 2016

	Real Estate
	Commercial RE	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$7,050	$2,852	$59,183	$3,475	$2,629	$285	$295	$75,769
Special Mention	-	-	-	-	-	-	-	-
Substandard	184	55	653	-	-	-	-	892
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$7,234	$2,907	$59,836	$3,475	$2,629	$285	$295	$76,661

The following tables are an aging analysis of loans as of September 30, 2017 and December 31, 2016:

Aged Analysis of Past Due Loans Receivable

(in thousands)

			September 30, 2017
		Greater
	30-89	Than				Total
	Days	90 Days	Total	Nonaccrual		Loans
	Past Due	Past Due	Past Due	Status	Current	Receivable

Real Estate:
Commercial	$117	$-	$117	$144	$16,094	$16,355
Land	49	-	49	15	$2,709	2,773
Residential	1,576	-	1,576	218	$63,246	65,040
Construction	-	-	-	-	$1,542	1,542
Multi-family	-	-	-	-	$1,682	1,682
Consumer	-	-	-	-	$368	368
Commercial	-	-	-	-	$1,055	1,055
	$1,742	$-	$1,742	$377	$86,696	$88,815

			December 31, 2016
		Greater
	30-89	Than				Total
	Days	90 Days	Total	Nonaccrual		Loans
	Past Due	Past Due	Past Due	Status	Current	Receivable
Real Estate:
Commercial	$141	$-	$141	$-	$7,093	$7,234
Land	20	-	20	17	2,870	2,907
Residential	1,588	-	1,588	501	57,747	59,836
Construction	-	-	-	-	3,475	3,475
Multi-family	-	-	-	-	2,629	2,629
Consumer	5		5	-	280	285
Commercial	-	-	-	-	295	295
	$1,754	$-	$1,754	$518	$74,389	$76,661

The following tables below present impaired loans disaggregated by class as of and for the nine months ended September 30, 2017 and the year ended December 31, 2016:

As Of And For The Nine Months Ended September 30, 2017
		Unpaid	Allowance for Loan	Average	Interest
(in thousands)	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized

Loans with an allowance recorded:
Real estate
Commercial	$145	$143	$14	143	$-
Land	14	19	2	14	-
1-4 family residential	218	211	23	259	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$377	$373	$39	$416	$-

As Of And For The Year Ended December 31, 2016
		Unpaid	Allowance for Loan	Average	Interest
(in thousands)	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized

Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	17	20	2	18	-
1-4 family residential	501	686	36	538	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$518	$706	$38	$556	$-

The tables below present modifications disaggregated by class for the nine months ended September 30, 2017 and the year ended December 31, 2016:

Troubled Debt Restructuring
(in thousands)

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Modifications as of September 30, 2017:

Residential - modified amortization	0	$-	$-

Modifications as of December 31, 2016:

Residential - modified amortization	4	$441	$290

None of the 2016 troubled debt restructurings defaulted subsequent to the modification.

The Company's troubled debt restructurings are generally due to a modification of terms allowing the customer to make interest-only payments for an amount of time, an extension of the loan term, and/or a reduction in interest rate to obtain a lower payment for the customer. The Company is not committed to lend additional funds to debtors whose loans have been modified.

Note F - Fair Value of Financial Statements

Fair Value Disclosures

The Company groups its financial assets and liabilities measured at fair value in three levels. Fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the inputs used to develop those assumptions and measure fair value. The hierarchy requires companies to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2017 and December 31, 2016. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017

Mortgage-Backed Securities	$5,975	$-	$5,975	$-

December 31, 2016

Mortgage-Backed Securities	$7,175	$-	$7,175	$-

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

The fair value of the impaired loans is measured at the fair value of the collateral for collateral-dependent loans. Impaired loans are Level 2 assets measured using appraisals from external parties of the collateral less any prior liens. Repossessed assets are initially recorded at fair value less estimated costs to sell. The fair value of repossessed assets is based on property appraisals and an analysis of similar properties available. As such, the Company records repossessed assets as Level 2.

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017

Assets
Impaired Loans	$338	$-	$338	$-
Repossessed Assets	84	-	84	-
Total	$422	$-	$422	$-

December 31, 2016

Assets
Impaired Loans	$480	$-	$480	$-
Repossessed Assets	93	-	93	-
Total	$573	$-	$573	$-

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016, are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,530	$8,530	$8,530	$-	$-
Securities-Available for Sale	5,975	5,975	-	5,975	-
Securities-Held to Maturity	690	684	-	684	-
Other Equity Securities	958	954	-	-	954
Cash Value of Life Insurance	2,038	2,038	-	2,038	-
Loans Held for Sale	111	111	-	311	-
Loans-Net	86,475	86,556	-	-	86,556
	$104,777	$104,848	$8,530	$9,008	$87,510

Financial Liabilities:
Deposits	$71,342	$72,069	$-	$-	$72,069
Borrowed Funds	12,567	12,482	-	12,482	-
	$83,909	$84,551	$-	$12,482	$72,069

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,014	$8,014	$8,014	$-	$-
Securities-Available for Sale	7,175	7,175	-	7,175	-
Securities-Held to Maturity	832	824	-	824	-
Other Equity Securities	673	673	-	-	673
Cash Value of Life Insurance	2,001	2,001	-	2,001	-
Loans-Net	74,659	74,866	-	-	74,866
	$93,354	$93,553	$8,014	$10,000	$75,539

Financial Liabilities:
Deposits	$74,251	$75,732	$-	$-	$75,732
Borrowed Funds	13,274	13,209	-	13,209	-
	$87,525	$88,941	$-	$13,209	$75,732

NOTE G – Change in Corporate Form

On July 12, 2017, Heritage Bank of St Tammany (“the Bank”) converted to a federal stock savings and loan association and established a stock holding company, Heritage NOLA Bancorp, Inc, as parent of the Bank.

The Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to Heritage NOLA Bancorp, Inc. The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 12, 2017 and resulted in the issuance of 1,653,125 common shares by the Company. The cost of the Conversion and issuing the capital stock totaled $1.1 million and was deducted from the proceeds of the offering.

In accordance with OCC regulations, at the time of the Conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation by the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

NOTE H – Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $40,000 for the three month period ended September 30, 2017.

NOTE I – Subsequent Events

On October 31, 2017, the Bank purchased from the FDIC a closed banking facility in Madisonville, Louisiana for $525,000. An application to establish a branch facility at this location has been filed by the Bank with the Office of the Comptroller of the Currency, and the Bank expects to receive approval of this application by January 2018. We anticipate there will be additional costs of preparing and/or renovating this facility to serve as a full-service branch location.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the economic conditions in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our success in increasing our one- to four-family residential real estate lending and commercial real estate lending;

•	our ability to attract and maintain deposits and to grow our core deposits, and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we continue to grow our commercial real estate and commercial business loan portfolios;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets were $109.5 million at September 30, 2017, an increase of $11.5 million, or 11.7%, compared to $98.0 million at December 31, 2016. The increase was due primarily to an increase of $11.8 million in net loans receivable resulting primarily from purchases of participations in loans secured by various commercial and residential properties in our market area.

Loans, net and Loans Held for Sale. Loans, net increased $11.8 million, or 15.8%, to $86.5 million at September 30, 2017 from $74.7 million at December 31, 2016.  Owner-occupied one- to four-family residential real estate loans increased $4.2 million, or 9.0%, to $50.5 million at September 30, 2017 from $46.3 million at December 31, 2016, non-owner-occupied, one- to four-family residential real estate loans increased $782,000, or 7.0%, and commercial real estate loans increased $9.1 million, or 126.1%, to $16.4 million at September 30, 2017. The increase in our owner-occupied residential real estate portfolio resulted in part from a loan participation purchase of $984,000 on a single-family home in St. Tammany Parish. The increase in commercial real estate loans resulted primarily from purchases of $8.3 million, including the repurchase of a portion of a grocery store loan and participation purchases of a commercial office building loan, a big box store loan, two restaurant loans, a boat storage facility loan and one commercial retail facility loan in our market area. These increases were offset, in part, by a decrease in construction loans which decreased $1.9 million, or 55.6%, to $1.5 million at September 30, 2017, due to these loans moving to permanent status, and a decrease in multi-family loans, which decreased $947,000, or 36.0%, to $1.7 million at September 30, 2017 due to a single payoff of a $1.4 million loan.  Commercial loans increased $760,000, or 257.6%, for the nine months ended September 30, 2017, due to purchases of $857,000 in loans from Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. Loans held for sale increased to $111,000 at September 30, 2017 from $0 at December 31, 2016, representing a single loan whose sale had not concluded at September 30, 2017.

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

Securities. Securities were $6.7 million at September 30, 2017, a decrease of $1.3 million, or 16.3%, from $8.0 million at December 31, 2016. This decrease reflects normal repayments and maturities of the mortgage backed securities.

Federal Home Loan Bank Stock. Stock in the FHLB - Dallas increased $285,000, or 57.6%, to $780,000 at September 30, 2017 from $495,000 at December 31, 2016. This increase was due to stock purchases in conjunction with advances taken earlier in the year to fund the growth in our loan portfolio.

Deposits. Deposits decreased $2.9 million, or 3.9%, to $71.3 million at September 30, 2017 from $74.2 million at December 31, 2016. Our demand deposit accounts decreased $1.2 million, or 28.3%, due to the funds customers used to purchase stock and the accounts closed following the Conversion. This also was the primary cause of certificates of deposit decreasing by $1.1 million, or 2.2%, to $49.9 million at September 30, 2017 from $51.0 million at December 31, 2016.

Borrowings. Borrowings, consisting of Federal Home Loan Bank advances, totaled $12.6 million at September 30, 2017 compared to $13.3 million at December 31, 2016, a decrease of 5.3%.

Total Shareholders’ Equity. Total Shareholders’ equity increased $14.5 million, or 153.2%, to $24.0 million at September 30, 2017 from $9.5 million at December 31, 2016. The increase resulted primarily from the $14.3 million net proceeds from the issuance of common stock and net income of $374,000 year to date through September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income for the three months ended September 30, 2017 was $140,000, compared to $84,000 for the three months ended September 30, 2016, an increase of $56,000. The increase in net income was primarily due to a $133,000 increase in net interest income, offset by a decrease in noninterest income of $18,000, an increase in noninterest expense of $20,000 and an increase in provision for income taxes of $39,000 for the three months ended September 30, 2017 compared to the quarter ended September 30, 2016.

Interest Income. Interest income increased $131,000, or 12.9%, to $1.1 million for the three months ended September 30, 2017 from $1.0 million for the three months ended September 30, 2016. The increase was primarily attributable to a $105,000 increase in interest on loans receivable, and a $28,000 increase in interest on other interest-earning assets. The average balance of loans during the three months ended September 30, 2017 increased $11.8 million, or 16.3%, to $84.2 million from $72.4 million for the three months ended September 30, 2016, while the average yield on loans decreased 24 basis points to 5.06% for the three months ended September 30, 2017 from 5.30% for the three months ended September 30, 2016, reflecting loans being originated and participations being purchased in the ongoing low interest rate environment. The average balance of investment securities and other interest-earning deposits, increased $3.6 million to $21.1 million for the three months ended September 30, 2017 from $17.5 million for the three months ended September 30, 2016, while the average yield increased 26 basis points to 1.61% for the three months ended September 30, 2017 from 1.35% for the three months ended September 30, 2016.

Interest Expense. Total interest expense decreased $2,000, or 0.8%, to $249,000 for the three months ended September 30, 2017 from $251,000 for the three months ended September 30, 2016. Interest expense on deposit accounts decreased $11,000, or 5.2%, to $202,000 for the three months ended September 30, 2017 from $213,000 for the three months ended September 30, 2016. Interest expense on borrowings increased $9,000 to $47,000 for the three months ended September 30, 2017 from $38,000 for the three months ended September 30, 2016. The average balance of FHLB advances increased $2.5 million to $14.3 million for the three months ended September 30, 2017 compared to $11.8 million for the three months ended September 30, 2016, while the average cost of these advances increased two basis points to 1.31% from 1.29%. As noted above, management elected to increase outstanding advances as a source of funding for the increase in the loan portfolio.

Net Interest Income. Net interest income increased $133,000, or 17.3%, to $900,000 for the three months ended September 30, 2017 compared to $767,000 for the three months ended September 30, 2016. The increase reflected a higher percentage of assets in higher-yielding loans period to period.

Our net interest margin increased slightly to 3.42% for the three months ended September 30, 2017 from 3.41% for the three months ended September 30, 2016 reflecting the shift in our interest-earning assets. Net interest rate spread decreased to 3.17% for the 2017 quarter compared to 3.32% for the 2016 quarter reflecting the increase in loans receivable at lower interest rates.

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2017 of $15,000 was the same as the provision recorded for the three months ended September 30, 2016. The allowance for loan losses increased to $757,000, or 0.85% of total loans, at September 30, 2017, compared to $692,000, or 0.90% of total loans, at December 31, 2016, and $582,000, or 0.79% of total loans, at September 30, 2016. Total nonperforming loans were $377,000 at September 30, 2017, compared to $518,000 at December 31, 2016 and $692,000 at September 30, 2016. Classified (substandard, doubtful and loss) loans were $853,000 at September 30, 2017, $892,000 at December 31, 2016 and $1.1 million at September 30, 2016. There were no charge-offs or recoveries in the three months ending September 30, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 200.8% at September 30, 2017, compared to 133.59% at December 31, 2016 and 52.91% at September 30, 2016.

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

Noninterest Income. Noninterest income decreased $18,000, or 18.4%, to $80,000 for the three months ended September 30, 2017 from $98,000 for the three months ended September 30, 2016. The decrease was primarily due to a decrease of $5,000 in gain on sale of loans and a decrease in loan servicing income of $12,000 for the three months ended September 30, 2017, compared to the same three month period in 2016. These decreases were due to decreased activity in the secondary mortgage market.

Noninterest Expense. Noninterest expense increased $20,000, or 2.7%, to $749,000 for the three months ended September 30, 2017 compared to $729,000 for the three months ended September 30, 2016. The increase was due primarily to a $41,000 increase in salaries and employee benefits. This increase is due to the expense recognized for the ESOP accrual. We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company as well as increased compensation expense related to possible implementation following the conversion of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $76,000 for the three months ended September 30, 2017 compared to $37,000 for the three months ended September 30, 2016. The increase was due to increased income period to period. The effective tax rate was 35.0% for the quarter ended September 30, 2017 compared to 30.4% for the same quarter in 2016.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income for the nine months ended September 30, 2017 was $374,000, compared to $236,000 for the nine months ended September 30, 2016, an increase of $138,000. The increase in net income was primarily due to a $236,000 increase in net interest income, an increase in noninterest income of $7,000, a decrease in noninterest expense of $24,000 and a decrease in provision for loan loss of $5,000, offset by an increase in income tax expense of $134,000 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest Income. Interest income increased $259,000, or 8.3%, to $3.4 million for the nine months ended September 30, 2017 from $3.1 million for the nine months ended September 30, 2016. The increase was primarily attributable to a $218,000 increase in interest on loans receivable, and a $42,000 increase in interest on other interest-earning assets. The average balance of loans during the nine months ended September 30, 2017 increased $9.1 million, or 12.6%, to $81.9 million from $72.8 million for the nine months ended September 30, 2016, while the average yield on loans decreased 24 basis points to 5.13% for the nine months ended September 30, 2017 from 5.37% for the nine months ended September 30, 2016, reflecting payoffs of higher-yielding mature loans being replaced by lower-yielding loans in the ongoing low interest rate environment. The average balance of investment securities and other interest-earning deposits, including certificates of deposit in other banks, increased $1.4 million to $18.3 million for the nine months ended September 30, 2017 from $16.9 million for the nine months ended September 30, 2016, while the average yield increased by 19 basis points to 1.58% for the nine months ended September 30, 2017 from 1.39% for the nine months ended September 30, 2016.

Interest Expense. Total interest expense increased $23,000, or 3.1%, to $770,000 for the nine months ended September 30, 2017 from $747,000 for the nine months ended September 30, 2016. Interest expense on deposit accounts decreased $12,000, or 1.9%, to $614,000 for the nine months ended September 30, 2017 from $626,000 for the nine months ended September 30, 2016. Interest expense on borrowings increased $35,000 to $156,000 for the nine months ended September 30, 2017 from $121,000 for the nine months ended September 30, 2016. The average balance of FHLB advances increased $5.8 million to $18.2 million for the nine months ended September 30, 2017 compared to $12.4 million for the nine months ended September 30, 2016, while the average cost of these advances decreased fifteen basis points to 1.15% from 1.30%. As noted above, management elected to increase outstanding advances as a source of funding for the increase in the loan portfolio.

Net Interest Income. Net interest income increased $236,000, or 10.0%, to $2.6 million for the nine months ended September 30, 2017 compared to $2.4 million for the nine months ended September 30, 2016. The increase reflected a higher percentage of assets in higher-yielding loans period to period.

Our net interest rate spread decreased to 3.31% for the nine months ended September 30, 2017 from 3.44% for the nine months ended September 30, 2016 reflecting the decline in the yield on loans receivable. Our net interest margin decreased by six basis points to 3.45% for the nine months ending September 30, 2017 compared to 3.51% for the same period in 2016 reflecting the increase in interest earning assets.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2017 was $65,000, or $5,000 less than the provision recorded for the nine months ended September 30, 2016. The allowance for loan losses increased to $757,000, or 0.85% of total loans, at September 30, 2017, compared to $692,000, or 0.90% of total loans, at December 31, 2016, and $582,000, or 0.79% of total loans, at September 30, 2016. Total nonperforming loans were $377,000 at September 30, 2017, compared to $518,000 at December 31, 2016 and $692,000 at September 30, 2016. Classified (substandard, doubtful and loss) loans were $853,000 at September 30, 2017, $892,000 at December 31, 2016 and $1.1 million at September 30, 2016. There were no charge-offs or recoveries in the nine months ending September 30, 2017. As a percentage of nonperforming loans, the allowance for loan losses was 200.8% at September 30, 2017, compared to 133.59% at December 31, 2016 and 52.91% at September 30, 2016.

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

Noninterest Income. Noninterest income increased $7,000, or 3.1%, to $236,000 for the nine months ended September 30, 2017 from $229,000 for the nine months ended September 30, 2016. The increase was primarily due to a loss on the sale of a foreclosed real estate property of $51,000 in the nine months ended September 30, 2016. There was a decrease of $19,000 in gain on sale of loans and a decrease in loan servicing income of $24,000 for the nine months ended September 30, 2017, compared to the same nine month period in 2016. These decreases were due to decreased activity in the secondary mortgage market.

Noninterest Expense. Noninterest expense was unchanged at $2.2 million for the nine months ended September 30, 2017 compared to the same period in 2016. The biggest changes were in salaries and employee benefits which increased by $95,000, or 8.0%, and a decrease of $71,000 in write-downs of foreclosed real estate, a $29,000 decrease in expense on foreclosed real estate, and a decrease in occupancy expenses of $29,000. The increase in salaries and employee benefits was due to normal salary increases of $31,000, the ESOP accural of $40,000, and other employee benefits increased by $24,000. The decrease in occupancy expenses is primarily due to an increase in rental income of $26,000. The decrease in expense on foreclosed real estate was due to the sale of most of our OREO properties. The OREO average balance for the nine months ending September 30, 2017 was $85,000 compared to an average of $427,000 for the nine months ended September 30, 2016.

We expect our noninterest expense to increase in future periods because of the anticipated costs associated with operating as a public company as well as increased compensation expense related to our ESOP and the possible implementation following the conversion of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $201,000 for the nine months ended September 30, 2017 compared to $67,000 for the nine months ended September 30, 2016. The increase was due to increased income period to period and an increase in the effective tax rate. The effective tax rate was 35.0% for the nine months ended September 30, 2017 compared to 22.1% for the nine months ended September 30, 2016.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Dallas. At September 30, 2017, we had $12.6 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $23.7 million from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $623,000 and $613,000 for the nine months ended September 30, 2017 and 2016, respectively. Net cash resulting from investing activities, which consists primarily of net change in loans receivable, net change in investment securities and proceeds from the sale of loans, was ($10.9 million) and $817,000 for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $10.8 million and $233,000 for the nine months ended September 30, 2017 and 2016, respectively. The 2017 period increase was primarily from the proceeds of the stock offering.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $17.5 million, or 15.50% of adjusted average total assets, which is above the well-capitalized required level of $5.7 million, or 5.0%; and total risk-based capital of $18.3 million, or 29.04% of risk-weighted assets, which is above the well-capitalized required level of $6.3 million, or 10.0%; and common equity Tier 1 capital of $17.5 million or 27.84% of risk weighted assets, which is above the well-capitalized required level of $4.1 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at September 30, 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE NOLA BANCORP, INC.

Date: November 13, 2017	/s/W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: November 13, 2017	/s/Lisa B. Hughes
Lisa B. Hughes
Chief Financial Officer

