Form 10-K
period 2017-12-31
Heritage NOLA Bancorp, Inc.
filed 2018-03-30
CIK 1700175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017.

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55817

HERITAGE NOLA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	82-0688069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

205 North Columbia Street, Covington, Louisiana	70433
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (985) 892-4565

Securities registered pursuant to Section 12(b) of the Act:        None

(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There was no outstanding voting common equity of the Registrant as of June 30, 2017. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on July 13, 2017 ($12.22), the first date of trading in the common stock, was approximately $17.4 million.

As of March 24, 2018, there were 1,653,125 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

ITEM 1.	Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the economic conditions in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our success in increasing our one- to four-family residential real estate lending and commercial real estate lending;

•	our ability to attract and maintain deposits and to grow our core deposits, and our success in introducing new financial products;

•	our ability to maintain our asset quality even as we continue to grow our commercial real estate and commercial business loan portfolios;

•	changes in interest rates generally, including changes in the relative differences between short-term and long-term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.

BUSINESS OF HERITAGE NOLA BANCORP

Heritage NOLA Bancorp, Inc. (the “Company”) was incorporated in Maryland on February 13, 2017 as part of the mutual-to-stock conversion of Heritage Bank of St. Tammany (“Heritage Bank” or the “Bank”), for the purpose of becoming the savings and loan holding company of Heritage Bank. Since being incorporated, other than holding the common stock of Heritage Bank, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Heritage Bank, we have not engaged in any business activities to date.

The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in Heritage Bank.

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in July 2017, and any dividends we receive from Heritage Bank. We neither own nor lease any property, but pay a fee to Heritage Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Heritage Bank who also serve as officers of Heritage NOLA Bancorp. We use the support staff of Heritage Bank from time to time and pay a fee to Heritage Bank for the time devoted to Heritage NOLA Bancorp by employees of Heritage Bank. However, these persons are not separately compensated by Heritage NOLA Bancorp. Heritage NOLA Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF HERITAGE BANK OF ST. TAMMANY

General

We conduct our business from our main office in Covington, Louisiana, and our branch office in Slidell, Louisiana, both of which are located in St. Tammany Parish, within the metropolitan area of New Orleans. Additionally, on October 31, 2017, the Bank purchased from the FDIC a closed banking facility in Madisonville, Louisiana and we are establishing a branch facility at this location, which we expect to open in the second quarter of 2018.

Covington is the Parish Seat of St. Tammany Parish, which is located on the north shore of Lake Pontchartrain which separates St. Tammany Parish from New Orleans. Our primary market area is St. Tammany Parish. To a lesser extent, we also originate loans in the greater New Orleans metropolitan area and the parishes and counties contiguous to St. Tammany Parish.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties and home equity lines of credit, and commercial real estate. We also originate land, construction and multifamily loans, and to a much lesser extent, originate consumer loans and purchase commercial business loans. At December 31, 2017, $65.8 million, or 73.1% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $12.4 million of which were non-owner-occupied loans. While we originate conforming one- to four-family residential real estate loans that we sell to Freddie Mac, we also originate a substantial amount of non-conforming loans that we retain in our portfolio. Since the consummation of our stock offering, we have hired two experienced commercial lenders and intend to increase our emphasis on the origination of commercial real estate loans.

We offer a variety of deposit accounts, including noninterest-bearing demand deposit accounts, savings accounts, NOW accounts and certificates of deposit. We utilize advances from the FHLB-Dallas for asset/liability management purposes. At December 31, 2017, we had $14.1 million in advances outstanding with the FHLB-Dallas.

In recent years we have accepted wholesale certificates of deposit through National CD Rateline, an on-line service, and directly from other federally insured institutions. Pursuant to our business strategy, we are seeking to increase our core deposits, which we define as demand deposit, NOW and statement savings accounts, by aggressively marketing and pricing these deposit products and by growing our commercial lending relationships, and reduce our reliance on wholesale certificates of deposit as a funding source.

Heritage Bank of St. Tammany is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).

Our executive and administrative office is located at 205 North Columbia Street, Covington, Louisiana 70433, and our telephone number at this address is (985) 892-4565. Our website address is www.heritagebank.org. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Market Area

We conduct our business from our main office in Covington, Louisiana, and our branch office in Slidell, Louisiana, both of which are located in St. Tammany Parish, within the greater metropolitan area of New Orleans. Additionally, on October 31, 2017, the Bank purchased from the FDIC a closed banking facility in Madisonville, Louisiana and we are establishing a branch facility at this location, which we expect to open in the second quarter of 2018.

Covington is the Parish Seat of St. Tammany Parish, which is located on the north shore of Lake Pontchartrain which separates St. Tammany Parish from New Orleans. Our primary market area is St. Tammany Parish, and to a lesser extent, the parishes contiguous to St. Tammany Parish. Our business is dependent on the local economy in southeastern Louisiana which includes the petrochemical industry, port activity along the Mississippi River, healthcare and tourism. Service jobs, primarily in healthcare, education and construction and development, represent the largest employment sector in St. Tammany Parish.

According to the United States census, the estimated July 2015 population of St. Tammany Parish was 250,000, representing an increase of 7.0% from the 2010 census population of 234,000. During this same time period, the New Orleans City population is estimated to have grown by 13.3%, the Louisiana population grew by an estimated 3.0% and the United States population grew by an estimated 4.1%. From 2011 through 2015, the median household income for St. Tammany Parish was $62,000, compared to median household incomes of $54,000 and $45,000 for the State of Louisiana and for the United States, respectively.

Competition

We face vigorous competition both in making loans and attracting deposits due to a high concentration of financial institutions within our market area. Additionally, we are much smaller than the majority of depository institutions in our market area. The financial resources of these larger competitors permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. Our competition includes commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2017, based on the most recent available FDIC data, there were 25 FDIC-insured financial institutions with offices in St. Tammany Parish, of which we ranked 10th, with a market share of deposits of 1.5%. We do not have a significant market share of either deposits or residential lending in any other parish in Louisiana.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans, including non-owner-occupied loans and home equity lines of credit, and commercial real estate loans. We also originate land, construction and multifamily loans, and to a much lesser extent, we originate consumer loans.

Historically a significant amount of the loans that we have originated are non-conforming loans, and we have retained these loans in our portfolio. Generally, we sell most of the conforming conventional, fixed-rate one- to four-family residential real estate loans that we originate to Freddie Mac on a servicing-retained basis. In 2017 and 2016, approximately 71% and 50% of the owner-occupied, one-to four-family residential real estate loans that we originated, respectively, were retained in our portfolio.

While commercial real estate loans have not historically comprised a significant portion of our total loan portfolio, we increased our portfolio of these loans significantly in 2017, mostly through participation purchases. These participations were purchased from other financial institutions that are secured by properties within our market area of St. Tammany Parish and in the parishes contiguous to St. Tammany Parish. We intend to continue to purchase these types of participations, and since the consummation of our conversion and stock offering we have hired two commercial lenders in an effort to increase our origination of commercial real estate loans.

In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of these types of commercial business loans in the future.

However, we expect that one- to four-family residential real estate lending will continue to be the core of our lending operations in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family residential:
Owner-occupied	50,863	56.6%	46,353	60.5%
Non-owner-occupied	12,405	13.8%	11,237	14.7%
Home equity lines of credit	2,487	2.8%	2,246	2.9%
Commercial real estate	16,364	18.2%	7,234	9.4%
Land	2,605	2.9%	2,907	3.8%
Construction	1,703	1.9%	3,475	4.5%
Multifamily	1,665	1.8%	2,629	3.4%
Commercial	1,392	1.5%	285	0.4%
Consumer	451	0.5%	295	0.4%

Total loans receivable	89,935	100.0%	76,661	100.0%

Deferred loan costs (fees)	(443)		(459)
Loans in process	(701)		(851)
Allowance for loan losses	(756)		(692)

Total loans receivable, net	$88,035		$74,659

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2018. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to four- family residential real estate	Commercial real estate	Land	Construction	Multifamily		Consumer	Commercial business		Total

Due During the Years Ending December 31,
2018	$26	$40	$16	$142	$	―	$27	$	―	$251
2019	27	114	125	―		―	16		―	282
2020	413	59	43	―		983	11		―	1,509
2021 to 2022	651	375	674	―		―	397		224	2,321
2023 to 2027	4,774	6,223	799	―		212	―		1,168	13,176
2028 to 2032	27,141	1,514	948	―		―	―		―	29,603
2033 and beyond	32,723	8,039	―	1,561		470	―		―	42,793

Total	$65,755	$16,364	$2,605	$1,703		$1,665	$451		$1,392	$89,935

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real estate:
One- to four-family residential:
Owner-occupied	$45,137	$5,708	$50,845
Non-owner-occupied	11,228	1,169	12,397
Home equity lines of credit	―	2,487	2,487
Commercial real estate	8,833	7,491	16,324
Land	1,426	1,163	2,589
Construction	1,561	―	1,561
Multifamily	1,195	470	1,665
Consumer	―	424	424
Commercial business	1,392	―	1,392
Total	$70,772	$18,912	$89,684

Loan Approval Procedures and Authority. Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate with a principal balance of greater than $100,000, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns. We will also evaluate a guarantor when a guarantee is provided as part of the loan.

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Heritage Bank of St. Tammany’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2017, our largest credit relationship consisted of one loan which totaled $1.5 million and was secured by two adjacent commercial office buildings. Our second largest relationship at this date consisted of a $1.4 million loan participation secured by a grocery store. At December 31, 2017, these loans were performing in accordance with their repayment terms.

We have a loan committee comprised of the Chairman of the Board, the Chief Credit Officer and five outside directors. A majority of our loan committee must approve any loan over $100,000 which we will retain in our portfolio. Any loan originated for sale must be approved by at least two members of the loan committee. Loans which are secured by certificates of deposits or savings accounts may be approved by any officer of the Bank up to 90% of the amount of the collateralized account.

Generally, we require fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require flood insurance (where appropriate) and may require escrow for property taxes and insurance on our one- to four-family residential loans.

One- to Four-Family Residential Real Estate Lending. At December 31, 2017, $50.9 million, or 56.6% of our total loans, was secured by owner-occupied, one- to four-family residential real estate. At this date, we had an additional $12.4 million, or 13.8% of our total loan portfolio, secured by non-owner-occupied, one- to four-family residential real estate loans. We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2017, these types of loans were comprised of 89% fixed-rate loans, and 11% adjustable-rate loans.

We generally limit the loan-to-value ratios of our owner-occupied, one- to four-family residential real estate loans to 89% of the purchase price or appraised value, whichever is lower, and to 80% of the lower of the purchase price or appraised value, for non-owner-occupied, one- to four-family residential real estate loans. In addition, we may make one- to four-family residential real estate loans with loan-to-value ratios above 89% of the purchase price or appraised value, whichever is less, where the borrower obtains private mortgage insurance.

We originate one- to four-family residential real estate loans for retention in our portfolio as well as for sale in the secondary market. Loans originated for sale are underwritten according to Freddie Mac guidelines, typically with terms of up to 30 years. We generally retain the servicing on loans we sell to Freddie Mac. Additionally, we originate a substantial amount of non-conforming, one- to four-family residential real estate loans that we retain in our portfolio. These loans might be nonconforming as a result of the loan to value of the appraised property securing the loan, or the debt to income ratio or the credit score of the borrower, or other nonconforming aspects of the credit. Fixed rate loans that we currently offer and retain in our portfolio at December 31, 2017 had a maximum fixed-rate term of 20 years.

At December 31, 2017, approximately 90% of our one- to four-family residential real estate loans were secured by properties located in our market area. On a limited basis we have purchased or originated one- to four-family residential real estate loans from outside of our market area.

Our adjustable-rate, one- to four-family residential real estate loans generally have fixed rates of interest for initial terms of three and five years, and adjust thereafter every three and five years, respectively, at a margin, which in recent years has been between 3.00% and 4.00%, depending on the amortization schedule, over the Federal Cost of Funds Index. Our adjustable-rate loans with a three-year fixed rate have had a maximum lifetime adjustment of 5% above the initial rate of the loan, and the maximum amount by which the interest rate may be increased is generally 2% per adjustment period. Our adjustable-rate loans with a five-year fixed rate have had a maximum lifetime adjustment of 6% above the initial rate of the loan, and the maximum amount by which the interest rate may be increased is generally 3% per adjustment period.  Our adjustable-rate loans carry terms to maturity of up to 30 years.

We also originate fixed-rate and adjustable-rate non-owner-occupied, one- to four-family residential real estate loans. These fixed-rate loans have terms of up to 15 years. Our adjustable-rate loans have terms and amortization schedules of up to 20 years.

Although adjustable-rate one- to four-family residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate one- to four-family residential real estate loans in compensating for changes in market interest rates may be limited during periods of rapidly rising interest rates.

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer one- to four-family residential real estate loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” on one- to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans to borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

Home Equity Lines of Credit. We offer home equity lines of credit on owner-occupied homes, which are secured by first or second mortgages on residences. We generally offer these loans with a maximum total loan-to-value ratio (including senior liens on the collateral property) of up to 89%. Our home equity lines of credit are interest-only revolving lines of credit with a draw period of up to 10 years. Generally, the rates on our home equity lines of credit are tied to the prevailing Prime Rate as published in The Wall Street Journal. Our home equity lines of credit require additional underwriting criteria, including that the loan must be in the borrower’s personal name and generally that the borrower must have a deposit relationship with the Bank. At December 31, 2017, we had $2.5 million of home equity lines of credit, representing 2.8% of our total loan portfolio. At December 31, 2017, we had no home equity lines of credit that were 60 days or more delinquent.

The majority of our home equity lines of credit are secured by properties in which we hold or service the first mortgage. However, home equity lines of credit may have greater risk than one- to four family residential real estate loans secured by first mortgages. Our interest is generally subordinated to the interest of the institution holding the first mortgage. Even where we hold the first mortgage, we face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers.

Commercial Real Estate Lending. In addition to one- to four-family residential real estate lending, we also originate and purchase, and intend to increase our emphasis on the origination and purchase of, commercial real estate loans. At December 31, 2017, $16.4 million, or 18.2% of our total loan portfolio, was comprised of commercial real estate loans.

Our commercial real estate loans are fixed-rate loans or adjustable rate loans with amortization schedules of not more than 20 years. The maximum loan-to-value ratio of our commercial real estate loans made on improved property is generally 80% of the lower of the purchase price or appraised value of the property securing the loan, and is 75% on land development and vacant lots. Our commercial real estate loans are typically secured by retail, service or other commercial properties.

Set forth below is information regarding our commercial real estate loans at December 31, 2017. At December 31, 2017, $4.7 million of our commercial loans were secured by non-owner-occupied properties.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Retail	10	$3,608
Office	22	7,718
Restaurants	4	2,925
Boat Storage Facility	1	1,241
Other	4	872
Total	41	$16,364

At December 31, 2017, our largest outstanding commercial real estate loan had a balance of $1.5 million and was secured by two adjacent commercial office buildings. This loan was performing in accordance with its original repayment terms at December 31, 2017.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we first consider the financial resources of the borrower, then value of the property, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.20 times.

Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. There may be additional risk on commercial rentals, where the borrower is not the occupant of the collateral property. If we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral. Further, our commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if any of our judgments regarding the collectability of our commercial real estate loans prove incorrect, the resulting charge-offs may be larger on a per loan basis than those incurred with respect to one- to four-family residential loans.

Multifamily Real Estate Loans. At December 31, 2017, multifamily real estate loans were comprised of three lending relationships and totaled $1.7 million, or 1.8% of our total loan portfolio.

We originate a variety of fixed- and adjustable-rate multifamily real estate loans with balloon and amortization terms up to 20 years. Multifamily real estate loan amounts generally do not exceed 80% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects, have a guideline minimum income to debt service ratio of 1.20x. We require multifamily real estate loan borrowers with loan relationships in excess of $150,000 to submit annual financial statements and/or rent rolls on the subject property. We may request such information for smaller loans on a case-by-case basis. These properties may also be subject to annual inspections with pictures as evidence appropriate maintenance is being performed.

At December 31, 2017, our largest multifamily real estate loan totaled $983,000 and was a participation that we purchased that is secured by a 58-unit property located in our market area. At December 31, 2017, this loan was performing in accordance with its terms.

Construction and Land Lending. At December 31, 2017, we had $1.7 million, or 1.9% of our total loan portfolio, in construction loans, all of which were secured by owner-occupied, single-family residences, except for one loan with a principal balance of $142,000 which was secured by a single-family residence being built on speculation. At this date we had an additional $2.6 million, or 2.9% of our total loan portfolio, in land loans. We offer loans for the construction of owner-occupied residential properties as well as non-owner occupied residential and commercial properties. At December 31, 2017, our largest construction loan was a $332,000 loan secured by an owner-occupied, one- to four-family residential real estate loan. This loan was performing in accordance with its original repayment terms at December 31, 2017.

Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. We do not extend credit if construction has already commenced, except in unique circumstances and upon the approval of the President and Chief Executive Officer or the loan committee and if title insurance is obtained. Our residential construction loans have rates and terms comparable to residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 85% of the lesser of the appraised value of the completed property or the total cost of the construction project. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

Raw land loans have terms of not more than 15 years. The maximum loan-to-value of these loans is 65% of the lesser of the appraised value or the purchase price of the property.

Construction and land lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction or loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction and land loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated. Land loans pose additional risk because the property generally does not produce income and may be relatively illiquid.

Commercial Business Lending. In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. At December 31, 2017, we had $1.4 million of commercial business loans, all of which were loans to healthcare professionals secured by personal guarantees from the borrower, purchased from Bankers Healthcare Group, representing 1.5% of our total loan portfolio. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of these types of commercial business loans such that the aggregate outstanding balance of these loans would equal our regulatory loans to one borrower limitation. We anticipate originating other types of commercial business loans upon hiring a commercial lender.

Consumer Lending. At December 31, 2017, we had $451,000, or 0.5% of our loan portfolio, in consumer loans. Our consumer loans are primarily secured by savings accounts or certificates of deposit, and are interest-only loans. These loans have either a variable or fixed-rate of interest for a term of up to five years, depending on when the loan was originated. All recent consumer loans are variable rate, tied to the Wall Street Journal prime rate.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers. In recent years, we hired two residential real estate lenders and we intend to pursue hiring experienced commercial lenders to increase our loan originations.

Consistent with our growth strategy, we have purchased loans and participations in loans secured by both one- to four-family residential and commercial real estate. For the year ended December 31, 2017, one- to four-family secured loans accounted for $2.2 million in purchased loans and participations and commercial real estate accounted for $10.1 million in purchased loans and participations. Additionally, we may increase our holdings of loans to healthcare professionals through Bankers Healthcare Group. We originate one-to four-family residential real estate loans that conform to Freddie Mac guidelines for sale into the secondary market. In 2017 and 2016, we originated for sale and sold $3.4 million and $6.6 million, respectively, of one- to four-family residential real estate loans.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2017	2016

Total loans, at beginning of period	$76,661	$74,588

Loans originated:
Real estate:
One- to four-family residential:
Owner-occupied	11,740	13,162
Non-owner-occupied	1,656	939
Home equity lines of credit	1,666	1,263
Commercial real estate	1,826	1,220
Land	433	942
Construction	1,691	3,111
Multifamily	219	―
Consumer	55	239
Total loans originated	19,286	20,876

Loans purchased:
Real estate:
One- to four-family residential:
Owner-occupied	984	1,742
Non-owner-occupied	1,186	―
Commercial real estate	10,055	―
Multifamily	475	1,400
Commercial business	1,235	295
Total loans purchased	13,935	3,437

Loans sold:
Real estate:
One- to four-family residential:
Owner-occupied	3,393	6,641
Total loans sold	3,393	6,641

Other:
Principal repayments, etc	16,554	15,599

Net loan activity	13,274	2,073
Total loans, including loans held for sale, at end of period	$89,935	$76,661

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a residential real estate loan, after 60 days the delinquent loan is reported to the board of directors and is placed on a watch list. After 90 days delinquent the loan is transferred to the appropriate collections or risk management personnel. Our policies provide that a late notice be sent when a loan is 15 days past due, and continuing with late notices sent after 30, 60 and 90 days. In addition, we may call the borrower when the loan is 30 days past due, and we attempt to cooperate with the borrower to determine the reason for nonpayment and to work with the borrower to establish a repayment schedule that will cure the delinquency. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent commercial real estate, multifamily, construction and land loans are handled in a similar fashion. Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection laws. In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2017, we had no loans which were classified as troubled debt restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2017
Real estate:
One- to four-family residential:
Owner-occupied	13	$1,744	1	$225	14	$1,969
Non-owner-occupied	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Commercial real estate	1	237	1	131	2	368
Land	2	103	2	34	4	137
Construction	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	2	20	—	—	2	20
Commercial business	—	—	—	—	—	—
Total	18	$2,104	4	$390	22	$2,494

At December 31, 2016
Real estate:
One- to four-family residential:
Owner-occupied	11	$1,438	—	$—	11	$1,438
Non-owner-occupied	—	—	1	100	1	100
Home equity lines of credit	6	150	—	—	6	150
Commercial real estate	1	141	—	—	1	141
Land	1	20	1	17	2	37
Construction	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	3	5	—	—	3	5
Commercial business	—	—	—	—	—	—
Total	22	$1,754	2	$117	24	$1,871

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.” At December 31, 2017, we had no loans designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2017 and 2016 include approximately $390,000 and $518,000 of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $38,000 and $38,000 at December 31, 2017 and 2016, respectively.

	At December 31,
	2017	2016
(Dollars in thousands)
Substandard assets	$859	$892
Doubtful assets	―	―
Loss assets	―	―
Total classified assets	$859	$892

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2017		2016
	(Dollars in thousands)

Non-accrual loans:
Real estate:
One- to four-family residential:
Owner-occupied		$225		$96
Non-owner-occupied		―		405
Home equity lines of credit		―		―
Commercial real estate		131		―
Land		16		17
Construction		―		―
Multifamily		―		―
Consumer		―		―
Commercial business		―		―
Total		372		518

Accruing loans 90 days or more past due:
Real estate:
One- to four-family residential:
Owner-occupied		―		―
Non-owner-occupied		―		―
Home equity lines of credit		―		―
Commercial real estate		―		―
Land		18		―
Construction		―		―
Multifamily		―		―
Consumer		―		―
Commercial business		―		―
Total accruing loans 90 days or more past due		18		―

Total non-performing loans		390		518

Real estate owned		84		93

Total non-performing assets		$474		$611

Accruing troubled debt restructurings:
Real estate:
One- to four-family residential:
Owner-occupied	$	―	$	―
Non-owner-occupied		―		20
Home equity lines of credit		―		―
Commercial real estate		―		―
Land		―		―
Construction		―		―
Multifamily		―		―
Consumer		―		―
Commercial business		―		―
Total	$	―		$20

Ratios:
Total non-performing loans to total loans		0.43%		0.68%
Total non-performing assets to total assets		0.43%		0.62%
Total non-performing loans and TDRs to total loans		0.43%		0.70%
Total non-performing assets and TDRs to total assets		0.43%		0.64%

For the year ended December 31, 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was immaterial. Interest income recognized on such loans for the year ended December 31, 2017 was immaterial.

Other Loans of Concern. At December 31, 2017 and 2016, there were $487,000 and $374,000, respectively, of other loans, all of which were classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings table above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal if it is less than 12 months old, adjusted for current economic conditions and other factors, or a new independent appraisal, and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)

Balance at beginning of year	$692	$592

Charge-offs:
Real estate:
One- to four-family residential:
Owner-occupied	―	108
Non-owner-occupied	―	―
Home equity lines of credit	―	―
Commercial real estate	16	―
Land	―	10
Construction	―	―
Multifamily	―	―
Consumer	―	―
Commercial business	―	―
Total charge-offs	16	118

Recoveries:
Real estate:
One- to four-family residential:
Owner-occupied	―	13
Non-owner-occupied	―	25
Home equity lines of credit	―	―
Commercial real estate	―	―
Land	―	―
Construction	―	―
Multifamily	―	―
Consumer	―	―
Commercial business	―	―
Total recoveries	―	38

Net charge-offs	16	80
Provision for loan losses	80	180

Balance at end of year	$756	$692

Ratios:
Net charge-offs to average loans outstanding	0.02%	0.11%
Allowance for loan losses to non-performing loans at end of year	193.85%	133.59%
Allowance for loan losses to total loans at end of year	0.84%	0.90%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. At the dates indicated, we had no unallocated allowance for loan losses.

	At December 31,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate:
One- to four-family residential	$545	72.1%	73.2%	$528	76.3%	78.0%
Commercial real estate	94	12.4	18.2	43	6.2	9.5
Land	56	7.4	2.9	101	14.6	3.8
Construction	8	1.1	1.9	8	1.2	4.5
Multifamily	4	0.5	1.8	3	0.4	3.4
Consumer	1	0.1	0.5	―	―	0.4
Commercial business	48	6.4	1.5	9	1.3	0.4
Total allowance for loan losses	$756	100.0%	100.0%	$692	100.0%	100.0%

At December 31, 2017, our allowance for loan losses represented 0.8% of total loans and 193.9% of nonperforming loans, and at December 31, 2016, our allowance for loan losses represented 0.90% of total loans and 133.6% of nonperforming loans. There were $16,000 and $80,000 in net loan charge-offs during the years ended December 31, 2017 and 2016, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than management’s, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. Our investment policy is established by the board of directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality investments to minimize risk.

Our executive officers meet monthly to assess our asset/liability risk profile and this group is responsible for implementing our investment policy, subject to the board of director’s approval of the investment strategies and monitoring of the investment performance. The Chief Financial Officer has the overall responsibility for managing the investment portfolio and executing transactions. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to-maturity, trading, or available-for-sale. Our decision to classify certain of our securities as available-for-sale is based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2017 and 2016, our investment portfolio consisted of mortgage-backed securities.

Mortgage-Backed Securities. At December 31, 2017, we had mortgage-backed securities with a carrying value of $6.2 million, which constituted 100.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Heritage Bank of St. Tammany. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Other Securities. We hold common stock of the FHLB-Dallas in connection with our borrowing activities. The FHLB-Dallas common stock is carried at cost and classified as restricted equity securities. It is not practicable to determine the fair value of FHLB-Dallas stock due to restrictions placed on its transferability. We may be required to purchase additional FHLB-Dallas stock if we increase borrowings in the future. We also hold stock in First National Bankers Bank, (FNBB), a correspondent bank, as well as in our data service provider, Financial Institutions Service Corporation.

The following table sets forth the amortized cost and fair value of our investment securities portfolio, at the dates indicated.

	At December 31,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Available for sale:
Mortgage-backed securities	$5,514	$5,523	$7,126	$7,175

Held to maturity:
Mortgage-backed securities	651	641	832	824

Total investment securities	$6,165	$6,164	$7,958	$7,999

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2017 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less			More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost		Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities		―	0%	4	1.82%	1,734	2.07%	3,776	2.07%	5,514	5,523	2.07%

Securities held to-to-maturity:
Mortgage-backed securities		―	0%	―	0%	358	2.04%	293	1.22%	651	641	1.67%

Total securities	$	―	0%	$4	1.82%	$2,092	2.06%	$4,069	2.01%	$6,165	$6,164	2.03%

Sources of Funds

General. Deposits, scheduled amortization and prepayments of loan principal, amortization payments from mortgage-backed securities, proceeds from loan sales, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We also use borrowings, primarily FHLB-Dallas advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer noninterest-bearing demand accounts, savings accounts, NOW accounts and certificates of deposit. In recent years we have accepted financial institution jumbo certificates of deposit through National CD Rateline, an on-line service. Pursuant to our business strategy, we are seeking to increase our core deposits by aggressively marketing and pricing these deposit products and by growing our commercial lending relationships, and reduce our reliance on certificates of deposit as a funding source.

The flow of deposits is influenced significantly by general economic conditions, changes in market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our offices.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Statement savings	$15,489	19.5%	0.23%	$16,244	21.9%	0.25%
Non-interest bearing demand	4,812	12.0	―	3,162	4.3	―
NOW	3,469	4.4	0.20	3,102	4.2	0.23
Certificates of deposit	50,734	64.1	1.53	51,538	69.6	1.53

Total deposits	$74,504	100.0	1.03%	$74,046	100.0%	1.13%

As of December 31, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $30.0 million. The following table sets forth the maturity of those certificates as of December 31, 2017.

At December 31, 2017
(In thousands)

Three months or less	$2,648
Over three months through six months	2,934
Over six months through one year	6,354
Over one year to three years	11,453
Over three years	6,247

Total	$29,636

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016
	(In thousands)

Interest Rate:
Less than 1.00%	$1,085	$3,633
1.00% - 1.99%	38,245	35,441
2.00% - 2.99%	8,367	8,142
3.00% - 3.99%	1,805	3,694
4.00% - 4.99%	―	―
5.00% - 5.99%	―	99

Total	$49,502	$51,009

Borrowings. We may obtain advances from the FHLB-Dallas upon the security of our capital stock in the FHLB-Dallas and our one- to four-family residential real estate portfolio. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At December 31, 2017, we had $14.1 million in outstanding advances from the FHLB-Dallas. At December 31, 2017, based on available collateral and our ownership of FHLB-Dallas stock, and based upon our internal policy, we had access to additional FHLB-Dallas advances of up to $22.9 million.

In addition, Heritage Bank of St. Tammany has the ability to borrow up to $3.0 million on a line of credit with First National Bankers’ Bank. At December 31, 2017, there was no balance on this line of credit.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)

FHLB:
Balance at end of period	$14,064	$13,273
Average balance during period	15,771	12,305
Maximum outstanding at any month end	20,088	13,365
Weighted average interest rate at end of period	1.55%	1.29%
Average interest rate during period	1.29%	1.30%

Expense and Tax Allocation Agreements

Heritage Bank has entered into an agreement with Heritage NOLA Bancorp to provide it with certain administrative support services, whereby Heritage Bank is compensated at not less than the fair market value of the services provided. In addition, Heritage Bank and Heritage NOLA Bancorp have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Employees

As of December 31, 2017 we had 22 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

REGULATION AND SUPERVISION

General

As a federal savings bank, Heritage Bank is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Heritage Bank also is a member of and owns stock in the FHLB-Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Heritage Bank of St. Tammany or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, Heritage NOLA Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. Heritage NOLA Bancorp is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of Heritage NOLA Bancorp and Heritage Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to Heritage Bank and Heritage NOLA Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Heritage Bank and Heritage NOLA Bancorp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Heritage Bank of St. Tammany may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Heritage Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Heritage Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.

At December 31, 2017, Heritage Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Heritage Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Heritage Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Heritage Bank of St. Tammany must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Heritage Bank of St. Tammany also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2017, Heritage Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Heritage Bank of St. Tammany, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Heritage Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Heritage Bank. Heritage NOLA Bancorp is an affiliate of Heritage Bank because of its control of Heritage Bank of St. Tammany. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Heritage Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Heritage Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Heritage Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An “undercapitalized” bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the “undercapitalized” institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed “undercapitalized” or the amount necessary to achieve the status of “adequately capitalized.” If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2017, Heritage Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Heritage Bank of St. Tammany. Deposit accounts in Heritage Bank of St. Tammany are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Heritage Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.

Privacy Regulations. Federal regulations generally require that Heritage Bank of St. Tammany disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Heritage Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Heritage Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. Heritage Bank of St. Tammany is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Heritage Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Heritage Bank also are subject to, among others, the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $103.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $103.6 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $14.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Heritage Bank is in compliance with these requirements.

Federal Home Loan Bank System

Heritage Bank of St. Tammany is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Heritage Bank was in compliance with this requirement at December 31, 2017. Based on redemption provisions of the FHLB-Dallas, the stock has no quoted market value and is carried at cost. Heritage Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB-Dallas. As of December 31, 2017, no impairment has been recognized.

Holding Company Regulation

Heritage NOLA Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Heritage NOLA Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Heritage Bank.

As a savings and loan holding company, Heritage NOLA Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if Heritage NOLA Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $1.0 billion in assets. Regulations implementing this amendment were effective May 15, 2015. Consequently, savings and loan holding companies of under $1.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Heritage NOLA Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

In order for Heritage NOLA Bancorp to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Heritage Bank of St. Tammany must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2017, Heritage Bank maintained 75.6% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Federal Securities Laws

Heritage NOLA Bancorp common stock is registered with the Securities and Exchange Commission. Heritage NOLA Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Heritage NOLA Bancorp’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Heritage NOLA Bancorp may be resold without registration. Shares purchased by an affiliate of Heritage NOLA Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Heritage NOLA Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Heritage NOLA Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Heritage NOLA Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Heritage NOLA Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Heritage NOLA Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Heritage NOLA Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION

Federal Taxation

General. Heritage NOLA Bancorp and Heritage Bank of St. Tammany are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Heritage NOLA Bancorp and Heritage Bank of St. Tammany.

Method of Accounting. For federal income tax purposes, Heritage Bank of St. Tammany currently reports its income and expenses on the cash method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2017, Heritage Bank had no minimum tax credit carryforward. [confirm]

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, Heritage Bank had no federal net operating loss carryforwards and no Louisiana state net operating loss carryforwards available for future use.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2017, Heritage Bank had no capital loss carryover.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Heritage Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Heritage Bank’s federal income tax returns have not been audited by the Internal Revenue Service in the most recent five-year period.

State Taxation

Heritage NOLA Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In addition, Heritage Bank will be subject to the Louisiana Shares Tax which is imposed on the assessed value of Heritage Bank’s capital. The formula for deriving the assessed value is to apply the applicable rate to the sum of:

(1)	20% of our capitalized earnings, plus
(2)	80% of our taxable stockholders’ equity, minus
(3)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.

As a Maryland business corporation, Heritage NOLA Bancorp files an annual report with and pays personal property taxes to the State of Maryland.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at www.heritagebank.org. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Heritage NOLA Bancorp.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2017, the net book value of our properties was $4.0 million. We own our two full-service offices located at 205 North Columbia Street, Covington, Louisiana and 200 Gause Boulevard, Slidell, Louisiana, and we own the property located at 707 Main Street, Madisonville, Louisiana, which we expect to become a full-service branch in the second quarter of 2018. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

ITEM 3.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “HRGG.” The approximate number of holders of record of Heritage NOLA Bancorp common stock as of March 15, 2018 was 90. Certain shares of Heritage NOLA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Heritage NOLA Bancorp’s common stock for the year ended December 31, 2017. The common stock did not trade until July 13, 2017; and accordingly, no information is presented for prior periods.

Heritage NOLA Bancorp does not currently pay cash dividends on its common stock. Dividend payments by Heritage NOLA Bancorp are dependent on dividends it receives from Heritage Bank, because Heritage NOLA Bancorp has no source of income other than dividends from Heritage Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Heritage NOLA Bancorp and interest payments with respect to Heritage NOLA Bancorp’s loan to the Employee Stock Ownership Plan. See “Item 1. Business − Supervision and Regulation − Federal Banking Regulation − Capital Distributions.”

The following table sets forth, for the periods indicated, the high and low prices per share for the common stock as quoted on the OTC Pink Marketplace since our initial stock offering on July 12, 2017.

	High	Low
Quarter ended September 30, 2017	$12.22	$11.60
Quarter ended December 31, 2017	11.95	11.30

(b)        Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

(c)       Securities Authorized for Issuance Under Equity Compensation Plans. None.

ITEM 6.	Selected Financial Data

	At or For the Years Ended December 31,
	2017	2016

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.51%	0.16%
Return on average equity	3.35%	1.66%
Average equity to average total assets	15.15%	9.79%

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page F-1 of this annual report. You should read the information in this section in conjunction with the business and financial information regarding the Company and Heritage Bank provided in this annual report.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties and home equity lines of credit, and commercial real estate loans. We also originate land, construction and multifamily loans, and to a much lesser extent, we originate consumer loans and purchase commercial business loans. At December 31, 2017, $65.8 million, or 73.1% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $12.4 million of which were non-owner-occupied loans. While we originate conforming one- to four-family residential real estate loans that we sell to Freddie Mac, historically we have also originated a substantial amount of non-conforming loans that we retain in our portfolio. Since the consummation of our stock offering, we have hired two experienced commercial lenders and intend to increase our emphasis on the origination of commercial real estate loans.

In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of these types of commercial business loans in the future.

We offer a variety of deposit accounts, including noninterest-bearing demand accounts, savings accounts, NOW accounts and certificates of deposit. We utilize advances from the FHLB-Dallas for asset/liability management purposes. At December 31, 2017, we had $14.1 million in advances outstanding with the FHLB-Dallas.

In recent years we have accepted jumbo financial institution certificates of deposit through National CD Rateline, an on-line service. Pursuant to our business strategy, we are seeking to increase our core deposits by aggressively marketing and pricing these deposit products and by growing our commercial lending relationships, while reducing our reliance on certificates of deposit as a funding source.

Our current business strategy includes continuing our disciplined underwriting practices to maintain our strong asset quality, continuing our emphasis on originating one- to four-family residential real estate loans, increasing our emphasis on the origination of commercial real estate loans and enhancing core earnings by increasing lower-cost transaction and savings accounts.

Heritage Bank is subject to comprehensive regulation and examination by its primary federal regulator, the OCC.

Our executive and administrative office is located at 205 North Columbia Street, Covington, Louisiana 70433, and our telephone number at this address is (985) 892-4565. Our website address is www.heritagebank.org. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•	Continuing to focus on one- to four-family residential real estate lending, including our practice of originating for retention in our portfolio, nonconforming long-term loans. We have been, and will continue to be, primarily a one- to four-family residential real estate lender for borrowers in our market area. As of December 31, 2017, $65.8 million, or 73.1% of our total loan portfolio, consisted of one- to four-family residential real estate loans, including $12.4 million, or 13.8% of non-owner-occupied loans, and $2.5 million, or 2.8% of home equity lines of credit. While we intend to increase our focus on the origination and purchase of commercial real estate lending in an effort to increase yield, we expect that one- to four-family residential real estate lending will remain our primary lending activity.

•	Increasing commercial real estate lending and commercial business lending. In order to increase the yield on our loan portfolio and reduce the term to maturity of our loan portfolio, we intend to increase our emphasis on the origination and purchase of commercial real estate loans, while maintaining conservative underwriting standards. As part of this strategy, we have hired two experienced commercial lenders. The additional capital raised in the initial stock offering which was consummated in July 2017 increased our commercial lending capacity by increasing our loans to one borrower limit and we believe will enable us to originate more loans.

•	Maintaining our strong asset quality through conservative loan underwriting. As we seek to diversify our loan portfolio, we intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes. In recent years, management and the board of directors have focused on improving the Bank’s asset quality by implementing such policies and procedures. At December 31, 2017, nonperforming assets totaled $474,000, or 0.4% of total assets, down from $611,000, or 0.6% of total assets at December 31, 2016.

•	Attracting and retaining customers in our market area and increasing our “core” deposits consisting of demand, NOW and savings accounts. We are attempting to increase our core deposits, including noninterest-bearing transaction accounts, and decrease our dependence on certificates of deposit.

•	Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1924 and have been operating continuously in and around Covington, Louisiana since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

•	Expanding our banking franchise as opportunities arise through de novo branching and/or branch acquisitions. We currently operate from our two full-service banking offices. We believe there are branch expansion opportunities in our primary market area. We intend to evaluate branch expansion opportunities, including through establishing a de novo branch and/or branch acquisitions as such opportunities arise. Consistent with this strategy, on October 31, 2017, the Bank purchased from the FDIC a closed banking facility in Madisonville, Louisiana and we are establishing a branch facility at this location, which we expect to open in the second quarter of 2018.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note Q of the Financial Statements “– Fair Value of Financial Investments.”

Mortgage Servicing Rights. We sell all of our conforming conventional one- to four-family residential real estate loans on a servicing-retained basis to Freddie Mac. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. At December 31, 2017, we were servicing loans sold to Freddie Mac totaling $30.0 million, and we were servicing an additional $11.1 million of loans held by Habitat for Humanity. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Total Assets. Total assets increased $12.0 million, or 12.2%, to $110.0 million at December 31, 2017 from $98.0 million at December 31, 2016. In our initial stock offering which was consummated on July 12, 2017, the Company received net proceeds of $15.4 million and these funds were utilized, together with increased Federal Home Loan Bank advances, to increase our loan portfolio through originations and purchased participations. Net loans increased $13.3 million, offset in part by a decrease of $1.8 million in mortgage-backed securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $606,000, or 17.7%, to $4.0 million at December 31, 2017 from $3.4 million at December 31, 2016. The increase was due primarily to the Bank not renewing certificates of deposit in other banks that had matured.

Net Loans.  Net loans increased $13.3 million, or 17.8%, to $88.0 million at December 31, 2017 from $74.7 million at December 31, 2016. During the year ended December 31, 2017, we originated $19.3 million of loans, $15.1 million of which were one- to four-family residential real estate loans, $1.8 million of which were commercial real estate loans and the remaining $2.4 million were land, consumer and construction loans. During 2017, one- to four-family residential real estate loans increased $5.9 million, or 9.9%, to $65.7 million at December 31, 2017, from $59.8 million at December 31, 2016, commercial real estate loans increased $9.2 million, or 126.2%, to $16.4 million at December 31, 2017 from $7.2 million at December 31, 2016. At December 31, 2017, purchased loans and participations accounted for $10.0 million of our commercial real estate loans.  Construction loans decreased $1.8 million, or 51.4%, to $1.7 million at December 31, 2017 from $3.5 million at December 31, 2016. These increases were consistent with our business strategy to increase our asset size and deploy the net proceeds from the offering into loans.

In 2017, we sold $3.4 million of loans, all of which were one- to four-family residential real estate loans, on both a servicing-retained and servicing-released basis. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

Securities.  The balance of our securities available-for-sale and held-to-maturity, which consist entirely of government-sponsored mortgage-backed securities, decreased to $6.2 million at December 31, 2017 from $8.0 million at December 31, 2016. This decrease was due to normal repayments and prepayments of the loans securing the securities.

Premises and Equipment. Premises and equipment increased $393,000, or 10.6%, to $4.1 million at December 31, 2017 from $3.7 million at December 31, 2016. The increase resulted primarily from the purchase of a small bank branch in Madisonville, Louisiana for $520,000, partially offset by depreciation of $174,000.

Deposits.  Deposits decreased $3.6 million, or 4.9%, to $70.6 million at December 31, 2017 from $74.2 million at December 31, 2016. Time deposits decreased $1.5 million, or 3.0%, to $49.5 million at December 31, 2017 from $51.0 million at December 31, 2016 and savings accounts decreased $546,000, or 3.5%, to $15.1 million at December 31, 2017 from $51.0 million at December 31, 2016. The decrease in time deposits was due in part to maturities of certificates of deposit owned by other financial institutions that were not renewed. The decrease in the balance of savings accounts and other account types was due primarily to the closing of accounts by out of state investors following the consummation of the conversion and offering. Management continues to focus on increasing core deposits.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, totaled $14.1 million at December 31, 2017 compared to $13.3 million at December 31, 2016. The increase in borrowings was attributable to management utilizing advances as a funding source for loan originations and purchases, as opposed to utilizing certificates of deposits. At December 31, 2017, the aggregate cost of outstanding advances from the Federal Home Loan Bank was 1.55%, compared to 1.00% for our certificates of deposit and 1.20% for the Bank’s cost of deposits at that date.

Total Shareholders’ Equity.  Total shareholders’ equity increased $14.7 million, or 154.7%, to $24.2 million at December 31, 2017 from $9.5 million at December 31, 2016. This increase was the result of net proceeds of $15.4 million from the conversion and stock offering in July 2017, combined with the net income of $549,000 for the year ended December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016

General.  We had net income of $549,000 for the year ended December 31, 2017, compared to net income of $158,000 for the year ended December 31, 2016, an increase of $391,000, or 247.5%. The increase in net income resulted primarily from an increase in interest income of $443,000 and a decrease of $100,000 in provision for loan losses, offset in part by a $157,000 increase in income tax expense.

Interest Income.  Interest income increased $443,000, or 10.8%, to $4.5 million for the year ended December 31, 2017 from $4.1 million for the year ended December 31, 2016. The increase in interest income resulted primarily from the increase in the balance of our loan portfolio in 2017, including the purchase of $2.2 million of one-to four-family residential real estate loans, $10.1 million of commercial real estate participations and loans, and $1.2 million in commercial business loans. The average balance of loans increased $10.5 million, or 14.4%, to $83.2 million for the year ended December 31, 2017 from $72.7 million for the year ended December 31, 2016, while the average yield on loans decreased 19 basis points to 5.11% during 2017 from 5.30% during 2016. The average balance of other interest-earning assets increased $1.1 million, or 11.8%, to $10.4 million for the year ended December 31, 2017 from $9.3 million for the year ended December 21, 2016 and the average yield on these assets increased 37 basis points to 1.37% for 2017 from 1.00% for 2016. The largest increase in this category was in the Federal Reserve Excess Balance account maintained at First National Bankers Bank.

Interest Expense. Total interest expense increased $29,000, or 2.9%, to $1.0 million for the year ended December 31, 2017 from $993,000 for the year ended December 31, 2016. The increase was primarily due to an increase of $43,000, or 26.9%, in the interest expense on FHLB advances, offset by a decrease in interest expense on deposits of $14,000. The average balance of interest-bearing deposits decreased $1.2 million, or 1.69%, to $69.7 million for the year ended December 31, 2017 from $70.9 million for the year ended December 31, 2016. The average cost of interest-bearing deposits was unchanged at 1.18% for both 2017 and 2016. The average balance of FHLBs advances increased $3.5 million, or 28.5%, to $15.8 million for the year ended December 31, 2017 compared to $12.3 million for the year ended December 31, 2016, while the average cost of these advances decreased one basis point to 1.29% during 2017 from 1.30% during 2016. The increase in the average balance of FHLB advances is due to management utilizing advances as a funding source for loan originations and purchases.

Net Interest Income.  Net interest income increased $414,000, or 13.4%, to $3.5 million for the year ended December 31, 2017 from $3.1 million for the year ended December 31, 2016. Our interest rate spread decreased to 3.29% for the year ended December 31, 2017 from 3.37% for the year ended December 31, 2016, although our net interest margin increased three basis points to 3.48% for the year ended December 31, 2017. The decrease in interest rate spread was primarily a result of the yield on loans decreasing 19 basis points to 5.11% for 2017 from 5.30% for 2016.

Provision for Loan Losses.  We recorded a provision for loan losses of $80,000 for the year ended December 31, 2017, compared to a $180,000 provision for the year ended December 31, 2016. The decrease in the provision for loan losses in 2017 compared to 2016 resulted from our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses.” The allowance for loan losses was $756,000, or 0.84% of total loans, at December 31, 2017, compared to $692,000, or 0.90% of total loans, at December 31, 2016. Classified (substandard, doubtful and loss) loans decreased to $859,000 at December 31, 2017 from $892,000 at December 31, 2016. Total non-performing loans decreased to $390,000 at December 31, 2017 from $518,000 at December 31, 2016. Net charge-offs for 2017 were $16,000, a decrease of $64,000 from 2016.

Noninterest Income. Noninterest income decreased $34,000, or 9.7%, to $317,000 for the year ended December 31, 2017 from $351,000 for the year ended December 31, 2016. The decrease was primarily due to a decrease in gains on the sale of loans of $48,000 and a decrease in loan servicing income of $36,000 in 2017. These decreases were partially offset by an increase in the gains (losses) on the sale of foreclosed real estate.

Noninterest Expense.  Noninterest expense decreased $68,000, or 2.3%, to $2.9 million for 2017 from $3.0 million for 2016. The decrease was due primarily to a decrease of $90,000, or 100%, in write-downs of foreclosed real estate, a decrease in FDIC and OCC expenses of $34,000 and a decrease in foreclosed real estate expenses of $27,000 in 2017. These decreases were partially offset by an increase in salaries and employee benefits of $66,000, or 4.1%, to $1.7 million in 2017 from $1.6 million in 2016, and an increase in other expenses of $23,000, or 5.5%, primarily due to additional accounting, attorney fees and other fees related to becoming a public company following consummation of the conversion and stock offering in July 2017.

Income Tax Expense.  Income tax expense increased $157,000, or 142.7%, to $267,000 in 2017 compared to $110,000 in 2016.  The primary reason for the increase in income tax expense in 2017 was the increase in income before income tax expense of $548,000, or 204.5%, to $816,000 in 2017 compared to $268,000 in 2016.  In addition, income tax expense increased in 2017 as a result of a re-measurement charge of $12,000 of the Company’s net deferred tax asset (“DTA”) related to the recently enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The Tax Act reduced the federal corporate tax rate and necessitated a re-measurement of the Company’s DTA reflecting lower future tax benefits due to the lower corporate tax rate.

Average balances and yields. The following table sets forth average balance sheets, average yields and costs, and certain other information at and for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Year Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)

Interest-earning assets:
Loans, net	$83,187	$4,247	5.11%	$72,667	$3,849	5.30%
Investment securities	7,139	138	1.93	7,523	143	1.90
Other interest-earning assets	10,426	143	1.37	9,315	93	1.00
Total interest-earning assets	100,752	4,528	4.49	89,505	4,085	4.56
Noninterest-earning assets	7,503			7,650
Total assets	$108,255			$97,155

Interest-bearing liabilities:
Interest-bearing demand	$3,469	7	0.20	$3,102	7	0.23
Savings accounts	15,489	35	0.23	16,244	40	0.25
Certificates of deposit	50,734	777	1.53	51,538	786	1.53
Total interest-bearing deposits	69,692	819	1.18	70,884	833	1.18
Borrowings	15,771	203	1.29	12,305	160	1.30
Total interest-bearing liabilities	85,463	1,022	1.20	83,189	993	1.20
Other non-interest bearing liabilities	6,393			4,452
Total liabilities	91,856			87,641
Equity	16,399			9,514
Total liabilities and equity	$108,255			$97,155

Net interest income		$3,506			$3,092
Net interest rate spread (1)			3.29%			3.36%
Net interest-earning assets (2)	$15,289			$6,316
Net interest margin (3)			3.48%			3.45%
Average of interest-earning assets to interest-bearing liabilities	117.89%			107.59%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$557	$(159)	$398
Investment securities	(7)	2	(5)
Other interest-earning assets	11	39	50

Total interest-earning assets	561	(118)	443

Interest-bearing liabilities:
Interest-bearing demand	1	(1)	―
Savings accounts	(2)	(3)	(5)
Certificates of deposit	(9)	―	(9)
Total deposits	(10)	(4)	(14)

Borrowings	45	(2)	43

Total interest-bearing liabilities	35	(6)	29

Change in net interest income	$526	$(112)	$414

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we may use to manage interest rate risk are:

•	originating and purchasing commercial real estate loans, and, to a lesser extent, originating construction, multifamily and land loans and purchasing commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can generate noninterest-bearing checking accounts which are less interest rate sensitive;

•	selling substantially all of our conforming, conventional longer-term, fixed-rate one- to four-family residential real estate loans and retaining the non-conforming and shorter-term, fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

•	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit; and

•	lengthening the weighted average maturity of our liabilities through longer-term funding sources such as fixed-rate advances from the FHLB-Dallas with terms to maturity of seven to 10 years.

Our board of directors is responsible for the review and oversight of our executive management team and other essential operational staff which are responsible for our asset/liability analysis. These officers act as an asset/liability committee and are charged with developing and implementing an asset/liability management plan, and generally meet monthly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Economic Value of Equity and Changes in Net Interest Income. We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.

The tables below set forth, as of December 31, 2017, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2017
Change in Interest Rates	Estimated	Estimated Increase (Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)

+300	$14,308	$(3,377)	(19.1)%
+200	15,360	(2,325)	(13.1)
+100	16,492	(1,193)	(6.7)
―	17,685	―	―
(100)	18,751	1,066	6.0

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts

The tables above indicate that at December 31, 2017, in the event of a 100 basis point decrease in interest rates, we would have experienced a 6.0% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2017, we would have experienced a 13.1% decrease in EVE.

In addition to modeling changes to our EVE, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following tables set forth our NII model as of December 31, 2017.

Change in Interest Rates (Basis Points)	Estimated Net Interest Income (1)	Increase (Decrease) in Estimated Net Interest Income

+300	$3,479	(4.4)%
+200	3,533	(2.9)%
+100	3,587	(1.5)%
—	3,640	—%
–100	3,676	1.0%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE and NII tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE and NII tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Dallas. At December 31, 2017, we had $14.1 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $22.9 million from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $850,000 and $446,000 for the years ended December 31, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable, net change in investment securities and proceeds from the sale of loans, was ($11.5 million) and ($2.1 million) for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities, consisting primarily of net proceeds from the stock offering and the activity in deposit accounts and Federal Home Loan Bank advances, was $11.3 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. We also anticipate continued participation in the National CD Rateline, an on-line source of certificates of deposit, and continued use of FHLB-Dallas advances.

At December 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $17.7 million, or 16.2% of adjusted total assets, which is above the well-capitalized required level of $5.5 million, or 5.0%; and total risk-based capital of $18.4 million, or 28.6% of risk-weighted assets, which is above the well-capitalized required level of $6.4 million, or 10.0%. At December 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $9.4 million, or 9.79% of adjusted total assets, which is above the well-capitalized required level of $4.8 million, or 5.0%; and total risk-based capital of $10.1 million, or 18.59% of risk-weighted assets, which is above the well-capitalized required level of $5.4 million, or 10.0%. Accordingly, Heritage Bank was categorized as well-capitalized at December 31, 2017 and 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At December 31, 2017, we had outstanding commitments to originate loans of $1.8 million and lines of credit of $1.8 million. We anticipate we will have sufficient funds available to meet our current loan originations commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 total $22.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note A of the notes to our financial statements beginning on page F-1 of this annual report.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)       An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b)       Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Heritage NOLA Bancorp

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Shared Management Structure

The directors of Heritage NOLA Bancorp are the same persons who are the directors of Heritage Bank. In addition, each executive officer of Heritage NOLA Bancorp is also an executive officer of Heritage Bank. Heritage NOLA Bancorp and Heritage Bank will continue to have common executive officers and directors until there is a business reason to establish separate management structures.

Executive Officers of Heritage NOLA Bancorp and Heritage Bank of St. Tammany

The following table sets forth information regarding the executive officers of Heritage NOLA Bancorp and Heritage Bank. Age information is as of December 31, 2017. The executive officers of Heritage NOLA Bancorp and Heritage Bank are elected annually.

Name	Age	Position

W. David Crumhorn	64	President and Chief Executive Officer
Dana Whitaker	48	Executive Vice President and Chief Credit Officer
Lisa B. Hughes	56	Senior Vice President and Chief Financial Officer

Directors of Heritage NOLA Bancorp and Heritage Bank

Heritage NOLA Bancorp has six directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Heritage Bank are elected by Heritage NOLA Bancorp as its sole stockholder. The following table states our directors’ names, their ages as of December 31, 2017, the years when they began serving as directors of Heritage Bank and when their current terms expire.

Name(1)	Position(s) Held With Heritage Bank	Age	Director Since	Current Term Expires

W. David Crumhorn	Chairman of the Board, President and Chief Executive Officer	64	1993	2020
W. Thomas Ballantine, Jr.	Director	73	2012	2018
Salvatore A. Caruso, Jr.	Director	50	2012	2018
Elizabeth M. Eustis	Director	59	2010	2019
Jason S. Hunt	Director	42	2013	2019
Julian J. Rodrigue, Jr.	Director	63	1997	2020

(1)	The mailing address for each person listed is 205 North Columbia Street, Covington, Louisiana 70433.

Director Qualifications

In considering and identifying individual candidates for director, our nominating and governance committee and our board of directors takes into account several factors which they believe are important to the operations of Heritage Bank as a community banking institution. With respect to specific candidates, the board of directors and Nominating and Corporate Governance Committee assess the specific qualities and experience that such individuals possess, including: (1) overall familiarity and experience with the market areas served by Heritage Bank and the community groups located in such communities; (2) knowledge of the local real estate markets and real estate professionals; (3) contacts with and knowledge of local businesses operating in our market area; (4) professional and educational experience, with particular emphasis on real estate, legal, accounting or financial services; (5) experience with the local governments and agencies and political activities; (6) any adverse regulatory or legal actions involving the individual or entity controlled by the individual; (7) the integrity, honesty and reputation of the individual; (8) experience or involvement with other local financial services companies and potential conflicts that may develop; (9) the past service with Heritage Bank and contributions to its operations; (10) the independence of the individual; and (11) whether the candidate meets the qualifications set forth in the bylaws. While the board of directors and the Committee do not maintain a written policy on diversity which specifies the qualities or factors the Board of Directors or Committee must consider when assessing board members individually or in connection with assessing the overall composition of the board of directors, the board of directors and Committee take into account: (1) the effectiveness of the existing board of directors or additional qualifications that may be required when selecting new directors; (2) the requisite expertise and sufficiently diverse backgrounds of the board of directors’ overall membership composition; and (3) the number of independent outside directors and other possible conflicts of interest of existing and potential members of the board of directors.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director. Each director is also a director of Heritage Bank. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

W. David Crumhorn is our President and Chief Executive Officer, positions he has held since 1994. Mr. Crumhorn has been employed with the Bank since 1992 and has over 40 years of experience in the banking profession. Mr. Crumhorn’s experience provides the board with a perspective on the day-to-day operations of Heritage Bank, and assists the board in assessing the trends and developments in the financial institutions industry on a local and national basis. Additionally, Mr. Crumhorn has extensive ties to the communities that support our business generation.

W. Thomas Ballantine, Jr. is retired. Prior to his retirement in 2007, Mr. Ballantine was President and Chief Operating Officer of Newpark Resources, a publicly traded oil services company headquartered in New Orleans, Louisiana. Mr. Ballantine has over 40 years of managerial and business experience. This experience provides the board with broad knowledge of corporate responsibilities and oversight of management.

Salvatore A. Caruso, Jr. is Director of Business Development, Marketing and Strategic Planning for Slidell Memorial Hospital, located in Slidell, Louisiana. Mr. Caruso’s experience leading fundraising and business development and municipal government relations provides the board of directors with insight into the growth efforts being made in Heritage Bank’s market area.

Elizabeth M. Eustis is a commercial real estate agent and, since 2010, has held the position of Director of Commercial Real Estate for Keller Williams Realty, located in Mandeville, Louisiana. Ms. Eustis previously was a residential real estate agent. Ms. Eustis extensive knowledge of both the residential and commercial real estate markets in our market area provide the board with insight and expertise with respect to the Bank’s lending operations.

Jason S. Hunt is a Senior Vice President with Uniti Fiber. He was the Chief Executive Officer and co-founder of Hunt Telecommunications, LLC, Louisiana’s largest privately owned telecom and data provider which merged with Uniti Fiber in 2017. Mr. Hunt’s business experience as a business owner provides the board with valuable business and leadership skills and financial acumen.

Julian J. Rodrigue, Jr. is an attorney at the law firm Rodrigue & Rodrigue. Mr. Rodrigue has practiced law in Covington, Louisiana for over 30 years with a specialty in real estate law. Mr. Rodrigue’s knowledge of real estate law provides the board with valuable business acumen and knowledge of the real estate market in Heritage Bank’s market area.

Executive Officers who are not Directors

Dana Whitaker is our Executive Vice President and Chief Credit Officer, positions she has held since 2009. Ms. Whitaker has been employed by Heritage Bank since 1989 and has held positions of increased responsibility during her tenure at the Bank.

Lisa B. Hughes is our Senior Vice President and Chief Financial Officer, positions she has held since 2010. She began her employment with Heritage Bank in 2007 and has over 30 years of experience in community banking.

Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Heritage Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2017, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Heritage Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2017, and were made in compliance with federal banking regulations.

Heritage NOLA Bancorp has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.heritagebank.org.

ITEM 11.	Executive Compensation

Executive Officer Compensation

Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer, W. David Crumhorn, and our two other most highly compensated executive officers for the years ended December 31, 2017 and 2016. Each individual is referred to as a “named executive officer.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)(1)	All other Compensation ($)(2)	Total ($)

W. David Crumhorn, President and Chief Executive Officer	2017	173,200	28,000	13,772	214,972
	2016	160,000	25,000	26,459	211,459

Dana Whitaker, Chief Credit Officer	2017	100,000	20,900	7,636	128,536
	2016	100,000	14,000	7,360	121,360

Lisa B. Hughes, Chief Financial Officer	2017	87,000	17,000	6,596	110,596
	2016	87,000	9,000	5,580	101,580

(1)	Represents discretionary cash bonuses, which were paid during the years ending December 31, 2017 and 2016.
(2)	A break-down of the various elements of compensation in this column for 2017 is set forth in the following table:

All Other Compensation
Name	401(k) Match ($)	Director Fees ($)	Life Insurance ($) (i)	Sick Pay ($) (ii)	Total All Other Compensation ($)
W. David Crumhorn	8,234	—	875	4,663	13,772
Dana Whitaker	4,944	—	—	2,692	7,636
Lisa B. Hughes	4,254	—	—	2,342	6,596

(i)	Represents the value of term life insurance protection received under Mr. Crumhorn’s split dollar life insurance agreement.
(ii)	Represents the value of unused sick days paid to the named executive officer.

Benefit Plans and Agreements

Employment Agreements.

Heritage Bank has entered into employment agreements with each of Mr. Crumhorn and Mss. Whitaker and Hughes. Our continued success depends to a significant degree on the skills and competence of our executive officers and the employment agreements are intended to ensure that we maintain a stable management base following the conversion and offering.

Each of the employment agreements has a fixed term of three years, expiring February 16, 2020. Ninety days prior to the expiration of the term of each agreement, the board of directors will make a determination whether or not to renew the agreement for an additional three years or some other period of time as mutually agreed by the parties. In addition to base salary, the agreements provide for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive employees. The current base salaries for Mr. Crumhorn and Mss. Whitaker and Hughes are $181,860, $105,000 and $100,000, respectively. We may terminate the employment of the executives for cause at any time, in which event they would have no right to receive compensation or other benefits for any period after their termination of employment.

Certain events resulting in an executive’s termination or resignation will entitle the executive to payments of severance benefits following the termination of employment. In the event of an executive’s involuntary termination for reasons other than for cause or in the event the executive resigns during the term of the agreement following (a) the failure to appoint the executive to the executive’s position set forth in the agreement or to re-nominate the executive to the board of directors (in the case of Mr. Crumhorn), (b) a material change in function, duties or responsibilities resulting in a reduction of the responsibility, scope, or importance of the executive’s position, (c) a relocation by more than 50 miles, (d) a material reduction in the benefits or perquisites paid to the executive unless the reduction is part of a reduction that is generally applicable to employees of Heritage Bank, (e) a liquidation or dissolution of the holding company of Heritage Bank (other than one that does not affect the status of the executive) or (f) a material breach of the employment agreement by Heritage Bank, then the executive would become entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus or incentive award the executive would have earned for the remaining unexpired term of the employment agreement. In addition, the executive would become entitled, at no expense to him or her, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement, or if the coverage is not permitted by applicable law or if providing the benefits would subject Heritage Bank to penalties, the executive will receive a cash lump sum payment equal to the value of the benefits.

In the event of a change in control of Heritage Bank or Heritage NOLA Bancorp followed by the executive’s involuntary termination other than for cause or upon the executive’s resignation for one of the reasons set forth above thereafter, the executive would become entitled to a severance payment in the form of a cash lump sum equal to three times the executive’s “base amount,” as that term is defined for purposes of Internal Revenue Code Section 280G (i.e., the average annual taxable income paid to him or her for the five taxable years preceding the taxable year in which the change in control occurs). In addition, the executive would become entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six (36) months following his or her termination of employment, or if the coverage is not permitted by applicable law or if providing the benefits would subject Heritage Bank to penalties, the executive will receive a cash lump sum payment equal to the value of the benefits.

In the event of the executive’s death, the executive’s estate or beneficiaries will be paid the executive’s base salary through the end of the month in which the death occurs and the executive’s dependents will be entitled to continued non-taxable medical, dental and other insurance for one year following the executive’s death.

Upon termination of the executive’s employment (other than following a change in control), the executive will be subject to certain restrictions on the executive’s ability to compete or to solicit business or employees of Heritage Bank for a period of one year following his termination of employment.

Salary Continuation Agreement. Heritage Bank has entered into a salary continuation agreement with Mr. Crumhorn, effective as of January 1, 2017. The salary continuation agreement is a non-qualified retirement plan intended to provide supplemental retirement benefits to Mr. Crumhorn.

Under the salary continuation agreement, Heritage Bank will pay Mr. Crumhorn a normal retirement benefit of $21,560 per year for 10 years commencing the first day of the second month following the date Mr. Crumhorn attains his normal retirement age of 72 under the agreement. If Mr. Crumhorn separates from service prior to attaining age 72, Heritage Bank will provide him with a benefit equal to the accrued benefit (i.e., the amount accrued to date toward the normal retirement benefit), paid in annual installments over 10 years, commencing the first day of the second month following the date he attains age 72. If Mr. Crumhorn dies prior to a separation from service and prior to attaining his normal retirement age, his beneficiary will be paid the accrued benefit as of the time of his death, in a lump sum on the first day of the second month following the date of his death. If he dies after attaining his normal retirement age but prior to the commencement of benefit payments or prior to the completion of the 10 annual payments, his beneficiary will receive the benefits Mr. Crumhorn would have received had he survived and will receive those benefits at the same time Mr. Crumhorn would have received them. Mr. Crumhorn will not receive any benefit under the plan if his separation from service is for cause (as defined in the agreement). Following a change in control of Heritage Bank or Heritage NOLA Bancorp, and his separation of service within two years of the change in control, Mr. Crumhorn is entitled to the present value of the normal retirement benefit (regardless of his age at the time of the change in control), payable in a lump sum on the first day of the second month following his separation from service.

Executive Supplemental Retirement Plan. Heritage Bank has entered into an Executive Supplemental Retirement Plan with Mr. Crumhorn. Under the agreement, if Mr. Crumhorn remains in service as an employee of Heritage Bank until the normal retirement age specified in the agreement (age 65), he will be entitled to receive the balance of a pre-retirement account in 10 equal annual installments commencing 30 days following his separation from service. In addition, the “indexed retirement benefit” will be paid annually to Mr. Crumhorn until his death. The “pre-retirement account” is a liability reserve account for Mr. Crumhorn, which is increased or decreased each year prior to his termination of service by the “indexed retirement benefit.” The “indexed retirement benefit” equals the excess of the “index” (the aggregate annual after-tax income from certain specified insurance policies), if any, over the “cost of funds expense.” The “cost of funds expense” is a floating rate that equals Heritage Bank’s cost of funds as reported each year in Heritage Bank’s FDIC Call Report for the September 30 quarter. If Mr. Crumhorn voluntarily resigns prior to the specified normal retirement age (age 65), he will be entitled to receive the vested balance in the pre-retirement account in 10 equal annual installments, commencing 30 days following his attainment of the normal retirement age. In addition, the indexed retirement benefit will be paid to Mr. Crumhorn each year following his attainment of the normal retirement age until his death. If Mr. Crumhorn dies prior to receiving the balance of the pre-retirement account, the entire unpaid balance of the pre-retirement account will be paid to him in a lump sum.

Split Dollar Life Insurance Agreement. Heritage Bank has entered into a split dollar life insurance agreement with Mr. Crumhorn to retain and reward Mr. Crumhorn, by dividing the death proceeds of certain life insurance policies owned by Heritage Bank on his life with his designated beneficiary. Heritage Bank paid the life insurance premiums from its general assets. Under the agreement, Mr. Crumhorn or his assignee has the right to designate the beneficiary of an amount of death proceeds. Upon Mr. Crumhorn’s death, his beneficiary will be entitled to a benefit equal to 80% of net at-risk portion of the death proceeds. The net at-risk insurance portion is the total proceeds less the cash value of the policies. In the event Heritage Bank discontinues a policy, Heritage Bank will give Mr. Crumhorn at least 15 days to purchase the policy at a purchase price equal to the greater of (i) Heritage Bank’s share of the cash value of the policy or (ii) the amount of premiums paid by Heritage Bank on the policy.

401(k) Plan. Heritage Bank maintains the Heritage Bank of St. Tammany 401(k) Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan just like other eligible employees. An eligible employee must complete one year of service and attain the age of 21 to participate in the 401(k) Plan.

Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, the maximum amount as permitted by the Internal Revenue Code. For 2018, the salary deferral contribution limit is $18,000, provided, however, that a participant over age 50 may contribute an additional $6,000 to the 401(k) Plan for a total of $24,000. In addition to salary deferral contributions, Heritage Bank may make discretionary matching contributions and discretionary profit sharing contributions to the 401(k) Plan. Currently, Heritage Bank makes a safe-harbor matching contribution to the 401(k) Plan equal to 100% of a participant’s salary deferrals, up to 4% of the participant’s compensation. A participant is always 100% vested in his or her salary deferral contributions and safe-harbor matching contributions. Regular discretionary matching contributions and other discretionary employer contributions vest based on a participant’s years of service with Heritage Bank, at the rate of 0% after one year of service, 33% after two years of service, 66% after three years of service and 100% after four years of service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of the participant’s termination of employment. Heritage Bank intends to allow participants in the 401(k) Plan to use a portion of their account balances under the 401(k) Plan to subscribe for stock in the offering. Expense recognized in connection with the 401(k) Plan totaled approximately $54,000 for the year ended December 31, 2017.

Employee Stock Ownership Plan. In connection with the conversion, Heritage Bank adopted an employee stock ownership plan for eligible employees. The named executive officers are eligible to participate in the employee stock ownership plan just like other eligible employees. Eligible employees begin participation in the employee stock ownership plan on the later of the effective date of the conversion or upon the first entry date commencing on or after the eligible employee’s completion of one year of service and attainment of age 21.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 8.0% of the total number of shares of Heritage NOLA Bancorp common stock issued in the conversion and funded its stock purchase with a loan from Heritage NOLA Bancorp equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Heritage Bank’s contributions to the employee stock ownership plan and any dividends payable on common stock held by the employee stock ownership plan over the anticipated 25-year term of the loan. The interest rate for the employee stock ownership plan loan is equal the Prime Rate, as published in The Wall Street Journal, on the closing date of the offering.

The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will vest in his or her account balance based on his or her years of service with Heritage Bank, at the rate of 0% after one year of service, 33% after two years of service, 66% after three years of service and 100% after four years of service. Participants who were employed by Heritage Bank immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service in accordance with the terms of the plan document. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee will vote unallocated shares and allocated shares for which participants do not timely provide instructions on any matter in the same ratio as those shares for which participants provide timely instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Heritage Bank records a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants results in a corresponding reduction in the earnings of Heritage NOLA Bancorp.

Director Compensation

The following table sets forth for the year ended December 31, 2017 certain information as to the total remuneration we paid to our directors.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
W. Thomas Ballantine, Jr.	16,200	229	16,429
Salvatore A. Caruso, Jr.	13,100	156	13,256
Elizabeth M. Eustis	14,400	200	14,600
Jason S. Hunt	13,900	128	14,028
Julian J. Rodrique, Jr.	15,400	181	15,581

_____________________

(1)	Represents the value of term life insurance protection received under split dollar life insurance agreements

Director Fees

Beginning in 2017, directors who are officers of Heritage Bank do not receive board or committee fees. Beginning in 2017, outside directors receive a monthly retainer of $650 for membership on the board of directors and $500 for each regularly scheduled monthly board meeting attended in person, and $200 for each regularly scheduled monthly board meeting attended by telephone. Additionally, outside directors receive $200 per month for any one or more special board meetings or committee meetings attended. Regardless of the number of meetings attended in a month, no director, other than the Chairman of the Audit Committee, may receive more than $1,350 per month for service on the board of directors. The Chairman of the Audit Committee receives an additional $250 per month.

Each person who will serve as a director of Heritage NOLA Bancorp will also serve as a director of Heritage Bank and will initially earn a fee only in his or her capacity as a board member of Heritage Bank. Upon completion of the conversion, additional director fees may be paid for Heritage NOLA Bancorp director meetings, although no such determination has been made at this time.

Director Supplemental Retirement Plan

Heritage Bank has entered into a Director Supplemental Retirement Plan Director Agreement with each of its directors, including Mr. Crumhorn. Under the agreements, a director who remains in service on the board of directors until the normal retirement age specified in the agreement (age 70) will be entitled to receive the balance of a pre-retirement account in 10 equal annual installments commencing 30 days following his or her separation from service. In addition, the “indexed retirement benefit” will be paid annually to the director until his or her death. The “pre-retirement account” is a liability reserve account for the director, which is increased or decreased each year prior to the director’s termination of service by the “indexed retirement benefit.” The “indexed retirement benefit” for each director for each year equals the excess of the “index” (the aggregate annual after-tax income from certain specified insurance policies), if any, over the “cost of funds expense.” The “cost of funds expense” is a floating rate that equals Heritage Bank’s cost of funds as reported each year in Heritage Bank’s FDIC Call Report for the September 30 quarter. If a director voluntarily resigns from the board of directors or is not re-elected to the board of directors prior to the specified normal retirement age (70), the director will be entitled to receive the vested balance in the pre-retirement account in 10 equal annual installments, commencing 30 days following the director attaining the normal retirement age. In addition, the indexed retirement benefit will be paid to the director each year following his attainment of the normal retirement age until his death. If the director dies prior to receiving the balance of the pre-retirement account, the entire unpaid balance of the pre-retirement account will be paid to his benefit in a lump sum. The director will forfeit all benefits under the agreement if he or she is discharged from the board of directors for “cause” (as defined in the agreement).

Split Dollar Life Insurance Agreements. Heritage Bank has entered into a split dollar life insurance agreement with each member of the board of directors to retain and reward the directors, by dividing the death proceeds of certain life insurance policies owned by Heritage Bank on their lives with their designated beneficiaries. Heritage Bank paid the life insurance premiums from its general assets. Under the agreements, each director or his or her assignee has the right to designate the beneficiary of an amount of death proceeds. Upon the director’s death, his or her beneficiary will be entitled to a benefit equal to 80% of net at-risk portion of the death proceeds. The net at-risk insurance portion is the total proceeds less the cash value of the policies. In the event Heritage Bank discontinues a policy, Heritage Bank will give the director at least 15 days to purchase the policy at a purchase price equal to the greater of (i) Heritage Bank’s share of the cash value of the policy or (ii) the amount of premiums paid by Heritage Bank on the policy.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of March 20, 2018 the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders:

Heritage Bank of St. Tammany Employee Stock Ownership Plan 425 Main Street Caldwell, Ohio 43724	132,250	(2)	8.0%

Directors, Nominees and Executive Officers: (3)

W. David Crumhorn	11,924	(3)	*
W. Thomas Ballantine	12,500		*
Salvatore A. Caruso, Jr.	3,796		*
Elizabeth M. Eustis	10,000	(4)	*
Jason S. Hunt	1,495	(5)	*
Julian J. Rodrigue, Jr.	20,000		1.2
Dana Whitaker	21,395	(6)	1.3
Lisa B. Hughes	9,269	(7)	*

All Directors, Nominees and Executive Officers as a Group (8 persons)	90,379		5.5%

*	Less than 1%.
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	As of March 20, 2018, an aggregate of 5,290 shares held in our employee stock ownership plan have been allocated to participant accounts.
(3)	Includes 5,000 shares held in spouse’s IRA and includes 898 shares allocated to Mr. Crumhorn’s ESOP account.
(4)	Includes 5,000 shares owned by spouse.
(5)	Includes 100 shares owned by LLC.
(6)	Includes share held through Ms. Whitaker’s 401(k) Plan and 539 shares allocated to Ms. Whitaker’s ESOP account.
(7)	Includes shares held through Ms. Hughes’ 401(k) Plan and 464 shares allocated to Ms. Whitaker’s ESOP account.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Board Independence

Heritage NOLA Bancorp has determined to adopt the standards for “independence” for purposes of board and committee service set forth in the listing standards of the Nasdaq Stock Market. The board of directors has determined that each of our directors, with the exception director W. David Crumhorn, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Crumhorn is not independent because he is an executive officer of Heritage Bank.

To our knowledge, there were no other transactions between Heritage Bank of St. Tammany and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.	Principal Accountant Fees and Services

Audit Fees.   The aggregate fees billed for professional services rendered by Hannis T. Bourgeois, LLP (“HTB”) for the audit of the Company’s annual financial statements for the years ended December 31, 2017 and 2016 were $41,000 and $39,000, respectively.

Audit-Related Fees.   Fees billed for professional services rendered by HTB that were reasonably related to the performance of the audits described above were $109,000 and $3,000 for years ended December 31, 2017 and 2016, respectively. The audit-related fees for 2017 include fees incurred in connection with the Company’s initial stock offering, including review of the SEC registration statement filed in connection therewith, and review of the Company’s Forms 10-Q and 10-K.

Tax Fees.   The aggregate fees billed for professional services by HTB for tax services were $5,000 for 2017 and $4,000 for 2016.

All Other Fees.   There were no other fees billed in 2017 or 2016 billed for professional services rendered for the Company by HTB for services other than those listed above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the tax fees and the other non-audit fees described above during 2017.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2017 and 2016

(C)	Consolidated Statements of Income for the years ended December 31, 2017 and 2016

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Heritage NOLA Bancorp*

3.2	Bylaws of Heritage NOLA Bancorp *

4	Form of Common Stock Certificate of Heritage NOLA Bancorp *

10.1	Employment Agreement of W. David Crumhorn*

10.2	Employment Agreement of Dana Whitaker*

10.3	Employment Agreement of Lisa B. Hughes*

10.4	Salary Continuation Agreement of W. David Crumhorn*

10.5	Supplemental Retirement Plan for W. David Crumhorn*

10.6	Split Dollar Life Insurance Agreement with W. David Crumhorn*

10.7	Director Supplemental Retirement Plan for W. David Crumhorn*

10.8	Form of Director Supplemental Retirement Plan*

10.9	Form of Split Dollar Life Insurance Plan for Directors*

21	Subsidiaries

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-216613), initially filed March 10, 2017.

ITEM 16.	Form 10-K Summary

None.

HERITAGE NOLA BANCORP, INC.

DECEMBER 31, 2017 AND 2016

COVINGTON, LOUISIANA

F-1

2322 Tremont Drive ● Baton Rouge, LA 70809

178 Del Orleans Avenue, Suite C ● Denham Springs, LA 70726

650 Poydras Street, Suite 1200 ● New Orleans, LA 70130

Phone: 225.928.4770 ● Fax: 225.926.0945

www.htbcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Heritage NOLA Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Heritage NOLA Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Respectfully submitted,

/s/ Hannis T. Bourgeois, LLP

We have served as the Company’s auditor since 2014.

New Orleans, Louisiana

March 29, 2018

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(Dollars in thousands)

	2017	2016
ASSETS
Cash and Due from Banks	$398	$530
Interest Earning Deposits in Banks	3,640	2,902
Total Cash and Cash Equivalents	4,038	3,432
Interest Earning Time Deposits in Banks	3,586	4,582
Securities Available for Sale, at Fair Value	5,523	7,175
Securities Held to Maturity	651	832
Loans Receivable, Net of Unearned Income	88,791	75,351
Allowance for Loan Losses	(756)	(692)
Total Loans, Net	88,035	74,659
Premises and Equipment	4,109	3,716
Federal Home Loan Bank Stock	784	495
Bank Owned Life Insurance	2,051	2,001
Foreclosed Real Estate	84	93
Mortgage Servicing Rights	348	325
Accrued Interest Receivable	370	318
Prepaid Expenses and Other Assets	380	387
Total Assets	$109,959	$98,015

LIABILITIES AND EQUITY
Interest Bearing Deposits	$67,728	$69,901
Noninterest Bearing Deposits	2,874	4,350
Total Deposits	70,602	74,251

Borrowed Funds	14,064	13,274
Advances from Borrowers for Taxes and Insurance	264	275
Accrued Expenses and Other Liabilities	858	755
Total Liabilities	85,788	88,555

Commitments and Contingencies (Note B)

Shareholders' Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	-	-
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,653,125 Shares Issued and Outstanding	17	-
Additional Paid-in Capital	15,440	-
Unallocated Common Stock Held By:
Employee Stock Ownership Plan (ESOP)	(1,270)	-
Retained Earnings	9,977	9,429
Accumulated Other Comprehensive Income	7	31
Total Shareholders' Equity	24,171	9,460
Total Liabilities and Shareholders' Equity	$109,959	$98,015

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Dollars in thousands)

	2017	2016

Interest Income
Loans, including Fees	$4,247	$3,849
Investment Securities	138	143
Other Interest Earning Assets	143	93
Total Interest Income	4,528	4,085

Interest Expense
Deposits	819	833
Borrowed Funds	203	160
Total Interest Expense	1,022	993

Net Interest Income	3,506	3,092

Provision for Loan Losses	80	180
Net Interest Income after Provision for Loan Losses	3,426	2,912

Noninterest Income
Gain on Sale of Loans Originated for Sale	63	111
Loan Servicing Income	164	200
Gain (Loss) on Sale of Foreclosed Real Estate	1	(50)
Other Income	89	90
Total Noninterest Income	317	351

Noninterest Expense
Salaries and Employee Benefits	1,658	1,592
Occupancy and Equipment	346	366
Data Processing	212	197
FDIC Insurance and Examination Fees	98	132
Director Compensation	73	80
Expense on Foreclosed Real Estate	5	32
Write-down of Foreclosed Real Estate	-	90
Advertising	96	90
Other	439	416
Total Noninterest Expense	2,927	2,995

Income Before Income Tax Expense	816	268
Income Tax Expense	267	110
Net Income	$549	$158

Earnings per share: Basic and Diluted	$0.36	N/A

The accompanying notes are an integral part of these financial statements.

F-6

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Dollars in thousands)

	2017	2016

Net Income	$549	$158

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	(39)	(35)
Income Tax Effect	14	11

Total Other Comprehensive Income (Loss)	(25)	(24)

Comprehensive Income	$524	$134

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Dollars in thousands)

	Common Stock	Additional Paid In Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2016	$-	$-	$-	$9,271	$55	$9,326

Net Income	-	-	-	158	-	158

Other Comprehensive Income	-	-	-	-	(24)	(24)

Balance at December 31, 2016	$-	$-	$-	$9,429	$31	$9,460

Balance at January 1, 2017	$-	$-	$-	$9,429	$31	$9,460

Proceeds from issuance of common stock	17	15,430	(1,323)	-	-	14,124

ESOP shares earned	-	10	53	-	-	63

Net Income	-	-	-	549	-	549

Adjustment to Other Comprehensive Income/Loss due to Federal Tax Law Change	-	-	-	(1)	1	-

Other Comprehensive Loss	-	-	-	-	(25)	(25)

Balance at December 31, 2017	$17	$15,440	$(1,270)	$9,977	$7	$24,171

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Dollars in thousands)

	2017	2016

Cash Flows from Operating Activities
Net Income	$549	$158
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	80	180
Writedowns of Foreclosed Real Estate	-	90
Provision for Depreciation	174	184
Deferred Income Tax Expense (Benefit)	(35)	47
Change in Mortgage Servicing Rights	(23)	(43)
(Accretion) Amortization of Premiums and Discounts on Securities	45	44
(Accretion) Amortization of Deferred Loan Origination Fees	16	(37)
Gain on Sale of Loans Originated for Sale	(63)	(111)
Stock dividends on FHLB Stock	(12)	(6)
Non-cash compensation for ESOP	63	-
Gain or Loss on Sale of Foreclosed Real Estate	(1)	50
(Increase) Decrease in Accrued Interest Receivable	(52)	1
(Increase) Decrease in Bank Owned Life Insurance	(50)	(52)
(Increase) Decrease in Prepaid Expenses and Other Assets	56	(167)
Increase (Decrease) in Accrued Expenses and Other Liabilities	103	108

Net Cash provided by Operating Activities	850	446

Cash Flows from Investing Activities
Purchases of Securities Available For Sale	-	(2,069)
Principal Collected on Securities Available for Sale	1,575	1,724
Principal Collected on Securities Held to Maturity	174	269
Purchase of Federal Home Loan Bank Stock	(277)	(29)
Net Change in Interest-earning time Deposits at Banks	996	249
Net (Increase) Decrease in Loans	(16,865)	(9,477)
Proceeds from Sales of Loans	3,456	6,752
Purchases of Premises and Equipment	(567)	(8)
Proceeds from Sales of Foreclosed Real Estate	10	523

Net Cash provided by (used in) Investing Activities	(11,498)	(2,066)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	(3,649)	672
Net Proceeds from Stock Offering	15,447	-
Loan to ESOP for Purchase of Stock	(1,323)	-
Advances from Borrowers for Taxes and Insurance	(11)	21
Borrowed Funds	13,550	8,400
Repayments of Borrowed Funds	(12,760)	(7,782)

Net Cash provided by Financing Activities	11,254	1,311

Net Change in Cash and Cash Equivalents	606	(309)

Cash and Cash Equivalents - Beginning of Year	3,432	3,741

Cash and Cash Equivalents - End of Year	$4,038	$3,432

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$817	$833
Interest Paid on Borrowed Funds	$200	$160
Income Taxes Paid	$267	$110

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Note A - Summary of Significant Accounting Policies -

Nature of Operations

Heritage NOLA Bancorp, Inc. (the “Company”) (OTC Pink Marketplace – HRGG) was formed to serve as the stock holding company for Heritage Bank of St. Tammany (the “Bank”) upon completion of its mutual-to-stock conversion. The conversion was effective July 12, 2017. Heritage NOLA Bancorp, Inc. issued 1,653,125 shares at an offering price of $10.00 per share.

The Bank is a community bank providing various financial services through its two branches in Slidell and Covington, Louisiana. The primary lending products are single-family residential loans and commercial real estate loans. The primary deposit products are demand and savings accounts, and certificates of deposit.

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2017, include Heritage NOLA Bancorp, Inc. and its wholly-owned subsidiary the Bank, together referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the year ended December 31, 2016 represent the Bank only, as the conversion to stock form, including the formation of Heritage NOLA Bancorp, Inc., was completed on July 12, 2017. References herein to the Company for periods prior to the completion of the stock conversion should be deemed to refer to the Bank.

Significant Group Concentrations of Credit Risk

Most of the Company's activities are with customers located within St. Tammany Parish, Louisiana. The types of securities that the Company invests in are included in Note C. The types of lending that the Company engages in are included in Note D. The Company does not have any significant concentrations to any one industry or customer. Real estate loans related to residential properties represented 77% and 85% of the total loan portfolio at December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimate.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents, are defined as all highly liquid debt instruments, excluding securities, with original maturities at purchase of three months or less.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Interest Earning Time Deposits

Interest earning time deposits in banks with original maturities at purchase of greater than three months. These deposits are carried at cost.

Securities

Securities are classified in three categories at the time of purchase and accounted for as follows:

Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method.

Securities that are bought and held by the Company primarily for the purpose of selling them in the near future are classified as trading securities and reported at fair value. Unrealized gains and losses are included in earnings. The Company had no securities classified as trading as of December 31, 2017 and 2016.

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors including changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. They are reported at fair value. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method. Unrealized gains and losses, net of income tax, are excluded from earnings and reported as a separate component of equity until realized. Gains and losses on the sale of securities available for sale are determined using the specific identification method.

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Federal Home Loan Bank of Dallas (FHLB) Stock

FHLB stock is redeemable at par value at the discretion of the FHLB and is used to collateralize FHLB advances. The stock is carried at cost which approximates fair value. The Bank is a member of the FHLB System which requires the Bank to purchase and maintain stock in the FHLB. The requirement is generally 0.04% of total assets at the most recent December 31 plus 4.10% of outstanding FHLB advances. The Bank was in compliance with these requirements at December 31, 2017 and 2016.

Loans Receivable

The Bank grants land, residential, commercial real estate, and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans primarily in St. Tammany Parish. The ability of the Bank's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized separately when rights are acquired through the sale or servicing of financial assets. Under authorization guidance of FASB ASC 860-50, servicing rights resulting from the sale of loans originated by the Bank are initially measured at fair value at the date of transfer. The Bank subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed Real Estate

Foreclosed real estate properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated costs to sell at the date of foreclosure. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less estimated costs to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method (book purposes) or accelerated methods (tax purposes) over the estimated useful lives of the assets. Land is carried at cost. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

Bank Owned Life Insurance

The cash surrender value of bank owned life insurance policies represents the value of life insurance policies on certain current and former officers of the Company for which the Company is the beneficiary. The Company accounts for these assets using the cash surrender value method in determining the carrying value of the insurance policies.

Earnings Per Share

Since the stock conversion and offering took place in July, 2017, earnings per share is not applicable to the full year ended December 31, 2017 and not applicable to the year ended December 31, 2016. Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options.

Earnings per common share were computed based on the following:

Year Ended December 31,
(in thousands, except per share data)	2017

Numerator:
Net income available to common shareholders	$549

Denominator:
Average common shares outstanding (Total issued, less unallocated ESOP shares)	1,521
Dilutive stock options	-
1,521

Basic (and Diluted) earnings per common share	$0.36

Income Taxes

Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Bank determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The income tax accounting guidance related to accounting for uncertainty in income taxes sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. As of December 31, 2017 and 2016, management is not aware of any uncertain tax positions that would have a material effect on the Bank's financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Advertising Costs

Advertising costs are expensed as incurred.

Compensated Absences

Employees of the Bank are entitled to paid vacation, paid sick days and personal days off, depending on length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Bank’s policy is to recognize the costs of compensated absences when actually paid to employees.

Estimates

The use of estimates in the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of foreclosed real estate, and the valuation allowance for deferred tax assets. In connection with the determination of the allowance for loan losses and valuation of foreclosed real estate, management obtains independent appraisals for significant properties. With regard to the valuation allowance for deferred tax assets, management has developed a tax-planning strategy.

In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit, including unfunded commitments under lines of credit. Such financial instruments are recorded in the financial statements when they are funded.

Comprehensive Income

The Bank reports comprehensive income in accordance with the accounting guidance related to FAS ASC 220, Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes net unrealized gains (losses) on securities available for sale and is presented in the statements of changes in shareholders’ equity and comprehensive income.

Recent Accounting Pronouncements

Emerging Growth Company Status

The Company qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Company is an emerging growth company, it may choose to take advantage of exemptions from various reporting requirement applicable to other public companies but not to emerging growth companies. An emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. The Company has elected to use the extended transition period described above and intends to maintain its emerging growth company status as allowed under the JOBS Act.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments of the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The entity should identify the contract with the customer, identify the performance obligation, determine the transaction price, allocate that transaction price to the performance obligation, and recognize revenue when, or as, the entity satisfies the performance obligation. This guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Bank’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Bank’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this ASU is not expected to have a material effect on the Bank’s financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Bank is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Bank’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently assessing the amendment and does not anticipate it will have a material impact on our Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “TCJA”). Under the amendments in ASU 2018-02, an entity may elect to reclassify the income tax effect of the TCJA on items within accumulated other comprehensive income to retained earnings. The Company has adopted this ASU effective December 31, 2017. Under the provisions of this ASU, the Company has reclassified the stranded income tax effects associated with TCJA from accumulated other comprehensive income to retained earnings. The stranded income tax effects were associated with unrealized gains on securities available for sale at December 31, 2017.

Reclassifications

Certain reclassifications have been made to the 2016 financial information in order to conform to the 2017 financial statement presentation. Such reclassifications had no effect on previously reported net income.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Subsequent Events

In preparing the financial statements, the Bank has evaluated events and transactions for potential recognition or disclosure through March 29, 2018, the date the financial statements were available to be issued.

Note B – Commitments and Contingencies -

The Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments are commitments to extend credit. The instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss, if the other party to the financial instrument for commitments to extend credit does not perform, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments that it does for on-balance-sheet financial instruments. The Bank had loan commitments at December 31, 2017 of $1,809,000 at an average fixed rate of 4.77%. The Bank had loan commitments at December 31, 2016 of $955,000 at an average rate of 3.89%. At December 31, 2017 and 2016, the Bank had unfunded commitments under home equity lines of credit of $2,262,000 and $1,837,000 at an effective variable rate of 4.848% and 4.283%, respectively. The Bank maintained cash accounts at various financial institutions during 2017 and 2016. The Federal Deposit Insurance Corporation (FDIC) provides insurance coverage under defined limits. At various times in 2017 and 2016, the Bank had funds on deposit at these institutions which were in excess of the insured amount. Deposits at the FHLB are not subject to insurance coverage.

Commitments to extend credit are agreements to lend to a customer if there is no violation of any contract conditions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer's credit request separately and determines and obtains the amount of collateral needed when credit is extended. Collateral includes primarily real estate.

The Bank has established a federal funds line of credit agreement with First National Bankers Bank (FNBB) that renews annually on June 30. In 2017 the line was renewed at $3,000,000 until 2018. The interest rate would be set by FNBB on the day any borrowing occurs. There were no borrowings under this agreement in either 2017 or 2016.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Note C - Investment Securities -

The amortized costs and estimated fair values of securities at December 31 were as follows:

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$5,514	$57	$(48)	$5,523

Held to Maturity:
Mortgage-Backed Securities	$651	$-	$(10)	$641

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$7,126	$87	$(38)	$7,175

Held to Maturity:
Mortgage-Backed Securities	$832	$1	$(9)	$824

There were no securities sold in 2017 and 2016.

All mortgage-backed securities held on December 31, 2017 and 2016 were government-sponsored mortgage-back securities.

The amortized cost and fair value of investment securities at December 31, 2017, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The scheduled contractual maturities of securities available for sale and held to maturity at December 31, 2017, were as follows:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Less than One Year	$-	$-
After One Year Through Five Years	4	4
After Five Years Through Ten Years	1,734	1,723
After Ten Years	3,776	3,796
	$5,514	$5,523

Held to Maturity:
After Five Years Through Ten Years	$358	$355
After Ten Years	293	286
	$651	$641

The following table reflects gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at December 31, 2017 and 2016:

	December 31, 2017
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,245	$20	$1,223	$28	$3,468	$48

Held to Maturity:
Mortgage-Backed Securities	$355	$3	$275	$7	$630	$10

	December 31, 2016
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,300	$15	$1,231	$23	$3,531	$38

Held to Maturity:
Mortgage-Backed Securities	$587	$2	$218	$7	$805	$9

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Management evaluates securities for OTTI as described in Note A. No declines at December 31, 2017 and 2016 were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Bank does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

Note D - Loans Receivable -

Loans receivable at December 31 are summarized as follows:

(in thousands)	December 31, 2017	December 31, 2016

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$50,863	$46,353
Non-owner-occupied	12,405	11,237
Home Equity Lines of Credit	2,487	2,246
Commercial (Nonresidential) Properties	16,364	7,234
Land	2,605	2,907
Construction	1,703	3,475
Multi-family	1,665	2,629
Commercial	1,392	295
Consumer Loans	451	285
Total Loans	89,935	76,661

Less: Net Deferred Loan Fees	(443)	(459)
Loans in Process	(701)	(851)
Allowance for Loan Losses	(756)	(692)
Net Loans	$88,035	$74,659

Discounts on loans purchased amounted to $322,000 and $352,000 for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the Bank did have not any loans where formal foreclosure procedures had been initiated.

Under its current lending status with the FHLB (Note J), the Bank may be required to deliver qualifying loans and securities to the FHLB in order to collateralize any outstanding and future advances. The Bank did not deliver any available for sale securities or loans to the FHLB at December 31, 2017 and 2016.

Loans - Real Estate, Commercial and Consumer

Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in policies approved by the Bank's Board of Directors (Board). Such standards include, among other factors, loan to value limits, cash flow coverage, and general creditworthiness of the obligors.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Residential real estate loans are underwritten in accordance with policies approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability.

Construction loans to borrowers are to finance the construction of owner occupied and leased properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Construction loan funds are disbursed periodically based on the percentage of construction completed. Management carefully monitors these loans with on-site inspections.

The Bank also makes loans on occasion for the purchase of land for future development for either commercial or residential use by the borrower.

Consumer loans are extended for deposit account collateralized loans.

The Bank also purchases commercial loans from a third party company that extends loans to healthcare providers.

The tables below provide an allocation and rollforward of the allowance for loan losses by loan type as of and for the years ended December 31, 2017 and 2016. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2017

(in thousands)

	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$43	$101	$528	$8	$3	$-	$9	$692
Charge-offs	(16)	-	-	-	-	-	-	(16)
Recoveries	-	-	-	-	-	-	-	-
Provision	67	(45)	17	-	1	1	39	80
Ending Balance	$94	$56	$545	$8	$4	$1	$48	$756

Ending Balance:
Individually Evaluated for Impairment	$13	$2	$23	$-	$-	$-	$-	$38

Ending Balance:
Collectively Evaluated for Impairment	$81	$54	$522	$8	$4	$1	$48	$718

Loans Receivable:
Ending Balance	$16,364	$2,605	$65,755	$1,703	$1,665	$451	$1,392	$89,935

Ending Balance:
Individually Evaluated for Impairment	$131	$16	$225	$-	$-	$-	$-	$372

Ending Balance:
Collectively Evaluated for Impairment	$16,233	$2,589	$65,530	$1,703	$1,665	$451	$1,392	$89,563

(CONTINUED)

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Credit quality indicators as of December 31, 2017 and 2016:

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Loss - Assets classified as loss are considered uncollectible or of such little value that the continuance of the loan or other asset on the books of the Bank is not warranted. Some recovery of funds could be possible in the future, but the amount and probability of this recovery are not determinable thus providing little justification for the assets to remain on the books.

The following tables represent the Bank's credit exposure by credit quality indicator as of Decem- ber 31, 2017 and 2016:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	December 31, 2017

	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$16,065	$2,541	$65,259	$1,703	$1,665	$451	$1,392	$89,076
Special Mention	-	-	-	-	-	-	-	-
Substandard	299	64	496	-	-	-	-	859
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$16,364	$2,605	$65,755	$1,703	$1,665	$451	$1,392	$89,935

	December 31, 2016

	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$7,050	$2,852	$59,183	$3,475	$2,629	$285	$295	$75,769
Special Mention	-	-	-	-	-	-	-	-
Substandard	184	55	653	-	-	-	-	892
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$7,234	$2,907	$59,836	$3,475	$2,629	$285	$295	$76,661

The following tables are an aging analysis of loans as of December 31, 2017 and 2016:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Aged Analysis of Past Due Loans Receivable

(in thousands)

	December 31, 2017
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable

Real Estate:
Commercial	$237	$-	$237	$15,996	$131	$16,364
Land	103	18	121	2,468	16	2,605
Residential	1,744	-	1,744	63,786	225	65,755
Construction	-	-	-	1,703	-	1,703
Multi-family	-	-	-	1,665	-	1,665
Consumer	20	-	20	431	-	451
Commercial	-	-	-	1,392	-	1,392
	$2,104	$18	$2,122	$87,441	$372	$89,935

Aged Analysis of Past Due Loans Receivable

(in thousands)

	December 31, 2016
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable
Real Estate:
Commercial	$141	$-	$141	$7,093	-	$7,234
Land	20	-	20	2,870	17	2,907
Residential	1,588	-	1,588	57,747	501	59,836
Construction	-	-	-	3,475	-	3,475
Multi-family	-	-	-	2,629	-	2,629
Consumer	5		5	280	-	285
Commercial	-	-	-	295	-	295
	$1,754	$-	$1,754	$74,389	$518	$76,661

The following tables below present impaired loans disaggregated by class as of and for the years ended December 31, 2017 and 2016:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Impaired Loans
(in thousands)

As Of And For The Year Ended December 31, 2017
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$131	$147	$13	$145	$-
Land	16	21	2	14	-
1-4 family residential	225	228	23	218	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$372	$396	$38	$377	$-

(CONTINUED)

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Impaired Loans
(in thousands)

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

The tables below present modifications disaggregated by class for the years ended December 31, 2017 and 2016:

Troubled Debt Restructuring
(in thousands)

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Modifications as of December 31, 2017:

Residential - modified amortization	0	$-	$-

Modifications as of December 31, 2016:

Residential - modified amortization	4	$441	$290

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Note E - Accrued Interest Receivable -

Accrued interest receivable at December 31 is summarized as follows:

(Dollars in thousands)	2017	2016

Securities Available for Sale	$12	$13
Securities Held to Maturity	2	4
Interest Bearing Deposits	6	6
Loans Receivable	350	295

	$370	$318

Note F - Servicing -

In 2017 and 2016, the Bank recognized a gain of $63,000 and $111,000, respectively, on loans sold to the Federal Home Loan Mortgage Corporation under their seller/servicer program; gross proceeds were $3,456,000 and $6,752,000, respectively.

Mortgage loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $41,090,000 and $41,908,000 at December 31, 2017 and 2016, respectively. In connection with the foregoing mortgage loans serviced, custodial escrow balances (net) in the amount of $388,000 and $1,640,000 at December 31, 2017 and 2016, respectively, were maintained in non-interest bearing accounts.

The following table represents the change in mortgage servicing rights as of December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016

Beginning Balance	$325	$282
Additions	50	77
Amortization	(27)	(34)

Ending Balance	$348	$325

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Note G - Premises and Equipment -

Major classes of premises and equipment at December 31 are summarized as follows:

	Estimated
(Dollars in thousands)	Life	2017	2016

Land		$730	$351
Buildings	25 - 39 Years	5,429	5,288
Furniture and Fixtures	3 - 10 Years	714	666
		6,873	6,305
Less Accumulated Depreciation		2,764	2,589

		$4,109	$3,716

The provision for depreciation charged to operating expenses was $174,000 and $184,000 for the years ended December 31, 2017 and 2016, respectively.

Note H - Leases -

The Bank leases a portion of its Covington and Slidell buildings to third parties under operating leases. These leases contain renewal options. Rental income under these leases amounted to $80,000 and $50,000 in 2017 and 2016, respectively. At December 31, 2017, the remaining future minimum receipts under these leases are as follows:

(Dollars in thousands)
2018	$86
2019	28
2020	-
$114

Note I - Deposits -

The aggregate amount of certificates of deposit with a minimum denomination of greater than $250,000 was approximately $4,245,000 and $4,262,000 at December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of certificates of deposit were as follows:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(Dollars in thousands)
3 months or less	$6,518
3 months through 12 months	15,944
1 year through 3 years	17,253
Over 3 years	9,787

$49,502

The interest expense associated with each major classification of interest-bearing deposits is as follows:

(Dollars in thousands)	2017	2016

NOW Accounts	$7	$7
Savings Accounts	35	40
Certificates of Deposit	777	786
	$819	$833

Note J - Borrowed Funds -

Borrowed funds at December 31, 2017 and 2016 in the amounts of $14,064,000 and $13,274,000, consisted of advances from the FHLB. These advances were at fixed interest rates at December 31, 2017, ranging from 1.001% to 2.136%. At December 31, 2017, the scheduled maturities of the advances were as follows:

(Dollars in thousands)
2018	$7,700
2019	2,422
2020	2,413
2021	712
Thereafter	817
$14,064

These advance are collateralized by a blanket lien on substantially all of the Bank’s mortgage loans, investment securities, mortgage-backed securities, FHLB stock and FHLB deposits accounts.

At December 31, 2017, the Bank had the capacity to borrow an additional $22,937,000 from the FHLB.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Note K - Income Taxes -

The total provision for income taxes charged to income amounted to approximately $267,000 and $110,000 for the years ended December 31, 2017 and 2016, respectively. The Tax Cut and Jobs Act enacted December 22, 2017 reduced federal corporate income tax rate from 34% to 21% effective January 1, 2018. As a result of the change in statutory rates, the Company recorded a $12,000 write-off of its net deferred tax asset, which was recorded as an additional income tax expense during 2017.

The provision for income tax for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2017	2016

Current Tax Provision	$302	$63
Deferred Tax Expense (Benefit)	(35)	47

Provision	$267	$110

The provision for income taxes differs from that computed by applying the federal statutory rate to income before income tax expense primarily due to tax-exempt interest income and certain non-deductible expenses.

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

(Dollars in thousands)	2017		2016

Federal Stautory Income Tax at 34%	$277	34.0%	$91	34.0%
Tax Exempt Income	(17)	-2.1%	(18)	-6.7%
Adjustment to Deferred Taxes for Change in Statutory Rate	12	1.5%	-	0.0%
Other - Net	(5)	-0.6%	37	13.8%
	$267	32.8%	$110	41.1%

Deferred tax assets and liabilities at December 31 consist of the following components utilizing federal corporate income tax rates of 21% at December 31, 2017 and 34% at December 31, 2016:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(Dollars in thousands)	2017	2016
Deferred Tax Assets:
Allowance for Loan Losses	$159	$235
Deferred Loan Fees and Costs, net	26	36
Nondeductible Writedowns on Foreclosed Real Estate	3	6
Deferred Compensation	144	166
Other	-	11
	332	454
Deferred Tax Liabilities:
Tax over Book Depreciation	171	276
Dividends on FHLB Stock	27	39
Mortgage Servicing Rights	73	110
Net Unrealized Gains on Securities	2	16
	273	441
Valuation Allowance	-	-
Net Deferred Tax Asset	$59	$13

The net deferred tax asset is included in prepaid expenses and other assets in the balance sheet.

The Bank's tax filings for the years ended December 31, 2014 through the current date are open to audit under statutes of limitations by the Internal Revenue Service. Management believes that its tax positions would be sustained if audited. There were no penalties or interest incurred in 2017 or 2016 related to the Bank's tax positions but, if incurred, they would be classified in the statement of income as other expense.

Note L – Employee Benefit Plans -

The Bank has established a 401(k) plan that covers substantially all employees. Contributions to the plan by the Bank are discretionary. In general, any such contribution by the Bank is allocated to each participant in proportion to their compensation for the plan year while a participant. The Bank contributed $44,000 and $42,000 to the plan in 2017 and 2016, respectively.

The Bank has established a deferred compensation agreement with certain directors, past directors and officers. The expense incurred for these agreements for the years ended December 31, 2017 and 2016 amounted to approximately $55,000 and $77,000, respectively. The accrued liability for these agreements at December 31, 2017 and 2016 amounted to approximately $684,000 and $632,000, respectively.

To finance the benefits under this plan, the Bank has entered into an arrangement to provide for the cost of split-dollar life insurance policies on the lives of the certain of the Bank's current and former members of the Board of Directors.

As part of the Company’s stock conversion, an employee stock ownership plan (“ESOP”) for eligible employees was established. The leveraged ESOP is accounted for in accordance with the requirements of ASC 718, Compensation – Stock Compensation.

All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Eligible employees begin participation in the employee stock ownership plan on the later of the effective date of the conversion or upon the first entry date commencing on or after the eligible employee’s completion of one year of service and attainment of age 21.

Under ASC 718, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders’ equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differ from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability.

The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants results in a corresponding reduction in the earnings of Heritage NOLA Bancorp.

Shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. The ESOP acquired 132,250 shares of the Company’s common stock in the conversion. During the year ended December 31, 2017, a total of 5,290 shares were allocated to ESOP plan participants, leaving 126,960 unallocated shares in the ESOP at December 31, 2017. Compensation expense related to the ESOP was $63,000 for the year ended December 31, 2017.

The stock price at the formation date was $10.00. The aggregate fair value of the 126,960 unallocated shares was $1,517,000 based on the $11.95 closing price of the common stock on December 31, 2017.

Note M - Related Party Transaction -

Certain officers and directors were deposit and loan customers of the Bank in the ordinary course of business. Deposits and loans of these officers and directors at December 31 were as follows:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(Dollars in thousands)	2017	2016

Deposits	$1,247	$1,965

Loans:
Beginning Loan Balance	$1,375	$1,689
New Loans	70	-
Repayments	(1,332)	(314)
Ending Loan Balance	$113	$1,375

Note N - Legal Contingencies -

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank's financial statements.

Note O - Regulatory Matters -

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2016, of Total capital, Tier 1 capital, Common Equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and Leverage capital, which is Tier 1 capital to adjusted average total assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Bank met all the capital adequacy requirements to which it is subject.

As of December 31, 2017 and 2016, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have minimum Total capital, Common Equity Tier 1 capital, Tier 1 capital and Leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017
Total Capital
(to Risk-Weighted Assets)	$18,434	28.60%	$5,157	8.0%	$6,446	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$17,678	27.42%	$3,868	6.0%	$5,157	8.0%

Common Equity Tier 1
(to Risk-Weighted Assets)	$17,678	27.42%	$2,901	4.5%	$4,190	6.5%

Tier I Leverage Capital
(to Adjusted Total Assets)	$17,678	16.19%	$4,368	4.0%	$5,461	5.0%

As of December 31, 2016
Total Capital
(to Risk-Weighted Assets)	$10,096	18.59%	$4,344	8.0%	$5,430	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$9,418	17.35%	$3,258	6.0%	$4,344	8.0%

Common Equity Tier 1
(to Risk-Weighted Assets)	$9,418	17.35%	$2,443	4.5%	$3,529	6.5%

Tier I Leverage Capital
(to Adjusted Total Assets)	$9,418	9.79%	$3,849	4.0%	$4,811	5.0%

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 leverage Capital for December 31, 2017 and 2016 is as follows:

(dollars in thousands)	2017	2016

Equity capital (Bank only)	$17,685	$9,460
Dissallowed Mortgage Servicing Rights	-	(5)
Deferred Tax Asset, Net	-	(6)
Unrealized Losses on Securities Available for Sale, Net	(7)	(31)

Tangible, Teir 1 Capital and Common Equity Tier 1	17,678	9,418
Allowance for Loan Losses	756	678

Total Capital	$18,434	$10,096

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The specific reserves included in the Allowance for Loan Losses were not significant as of December 31, 2017 and 2016.

Note P - Accumulated Other Comprehensive Income (Loss) -

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Unrealized Gains (Losses) on Securities Available for Sale:
Beginning Balance	$31	$55
Other Comprehensive Income (Loss) Before Reclassifications - Net of Tax	(25)	(24)
Adjustment to Other Comprehensive Income/Loss due to Federal Tax Law Change	1	-
Other Comprehensive Income (Loss)	(24)	(24)
Ending Balance	$7	$31

Note Q - Fair Value of Financial Statements -

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2017 and 2016. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017

Mortgage-Backed Securities	$5,523	$-	$5,523	$-

December 31, 2016

Mortgage-Backed Securities	$7,175	$-	$7,175	$-

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 30, 2017

Assets
Impaired Loans	$334	$-	$334	$-
Repossessed Assets	84	-	84	-
Total	$418	$-	$418	$-

December 31, 2016

Assets
Impaired Loans	$480	$-	$480	$-
Repossessed Assets	93	-	93	-
Total	$573	$-	$573	$-

Fair values of financial instruments - In cases where quoted market prices of financial instruments are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. The fair values of certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Commitments to extend credit and standby letters of credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$7,624	$7,624	$7,624	$-	$-
Securities-Available for Sale	5,523	5,523	-	5,523	-
Securities-Held to Maturity	651	641	-	641	-
Other Equity Securities	784	784	-	-	784
Cash Value of Life Insurance	2,051	2,051	-	2,051	-
Loans Held for Sale	-	-	-	-	-
Loans-Net	88,035	88,011	-	-	88,011
	104,668	104,634	$7,624	$8,215	$88,795

Financial Liabilities:
Deposits	$70,602	$70,562	$-	$-	$70,562
Borrowed Funds	14,064	13,944	-	13,944	-
	$84,666	$84,506	$-	$13,944	$70,562

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Note R – Change in Corporate Structure–

On July 12, 2017, the Bank consummated its mutual-to-stock conversion pursuant to which it became a Federal stock savings bank and the wholly owned subsidiary of Heritage NOLA Bancorp, Inc., as parent of the Bank.

As part of the conversion, the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 12, 2017 and resulted in the issuance of 1,653,125 common shares by the Company.

The cost of the Conversion and issuing the capital stock totaled $1.1 million and was deducted from the proceeds of the offering.

In accordance with OCC regulations, at the time of the Conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held..

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Note S - Condensed Financial Information (Parent Company Only)-

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Parent Company:

Condensed Balance Sheet

December 31, 2017

(in thousands)

Assets:
Cash	$6,401
Due from Subsidiary Bank	85
Investments in Bank Subsidiary	17,685

Total Assets	$24,171

Liabilities and Shareholders' Equity
Liabilities	$-
Total Shareholders' Equity	24,171

Liabilities and Shareholders' Equity	$24,171

Condensed Statement of Income

For the Period Ended December 31, 2017

Income:
Equity in Net Income of Bank Subsidiary	$295
Other Income	22

Total Income	317

Expenses:	-

Net Income	$317

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Condensed Statement of Cash Flows

For the Period Ended December 31, 2017

Cash Flows From Operating Activities:
Net Income	$317
Increase In Due to Bank Subsidiary	(85)
Equity in Net Income of Bank Subsidiary	(295)

Net Cash Used in Operating Activities	(63)

Cash Flows From Investing Activities:
Investment in Bank Subsidiary	(7,660)

Cash Flows From Financing Activities:
Net Proceeds from Issuance of Common Stock	14,124

Net Increase in cash	6,401

Cash at Beginning of Year	-

Cash at End of Year	$6,401

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage NOLA Bancorp, Inc.

Date: March 29, 2018	By:	/s/ W. David Crumhorn
W. David Crumhorn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. David Crumhorn	Chairman of the Board, President, Chief Executive Officer	March 29, 2018
W. David Crumhorn	and Director (Principal Executive Officer)

/s/ Lisa B. Hughes	Senior Vice President and Chief Financial Officer	March 29, 2018
Lisa B. Hughes	(Principal Financial and Accounting Officer)

/s/ W. Thomas Ballantine, Jr.	Director	March 29, 2018
W. Thomas Ballantine, Jr.

/s/ Salvatore A. Caruso, Jr.	Director	March 29, 2018
Salvatore A. Caruso, Jr.

/s/ Elizabeth M. Eustis	Director	March 29, 2018
Elizabeth M. Eustis

/s/ Jason S. Hunt	Director	March 29, 2018
Jason S. Hunt

/s/ Julian J. Rodrigue	Director	March 29, 2018
Julian J. Rodrigue