Form 10-K/A
period 2017-12-31
Heritage NOLA Bancorp, Inc.
filed 2018-04-04
CIK 1700175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 to the Annual Report of Heritage NOLA Bancorp, Inc. on Form 10-K/A, or this Form 10-K/A, amends our Annual Report on Form 10-K for the year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (“SEC”), on March 30, 2018 (the “Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of correcting disclosure in the following items:

The Average Deposits Table on page 26 (contained within Item 1 of the Original Form 10-K);

The “Deposits” paragraph contained on page 46 (contained within Item 7 of the Original Form 10-K);

The “Off-Balance Sheet Arrangements” Paragraph on page 53 (contained within Item 7 of the Original Form 10-K); and

Inclusion of Exhibit 23, Consent of Auditor.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Statement savings	$15,489	20.8%	0.23%	$16,244	21.9%	0.25%
Non-interest bearing demand	4,812	6.5	―	3,162	4.3	―
NOW	3,469	4.6	0.20	3,102	4.2	0.23
Certificates of deposit	50,734	68.1	1.53	51,538	69.6	1.53

Total deposits	$74,504	100.0	1.03%	$74,046	100.0%	1.13%

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

Deposits.  Deposits decreased $3.6 million, or 4.9%, to $70.6 million at December 31, 2017 from $74.2 million at December 31, 2016. Time deposits decreased $1.5 million, or 3.0%, to $49.5 million at December 31, 2017 from $51.0 million at December 31, 2016 and savings accounts decreased $546,000, or 3.5%, to $15.1 million at December 31, 2017 from $15.6 million at December 31, 2016. The decrease in time deposits was due in part to maturities of certificates of deposit owned by other financial institutions that were not renewed. The decrease in the balance of savings accounts and other account types was due primarily to the closing of accounts by out of state investors following the consummation of the conversion and offering. Management continues to focus on increasing core deposits.

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

Off-Balance Sheet Arrangements. At December 31, 2017, we had outstanding commitments to originate loans of $1.8 million and lines of credit of $2.3 million. We anticipate we will have sufficient funds available to meet our current loan originations commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 total $22.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 15.	Exhibits and Financial Statement Schedules

23	Consent of Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage NOLA Bancorp, Inc.

Date: April 4, 2018	By:	/s/ W. David Crumhorn
W. David Crumhorn President and Chief Executive Officer (Duly Authorized Representative)