Form 10-Q
period 2018-03-31
Heritage NOLA Bancorp, Inc.
filed 2018-05-14
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, 1,653,125 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc.

Form 10-Q

Item 1.	Consolidated Financial Statements

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Financial Condition

March 31, 2018 (Unaudited) and December 31, 2017

(In Thousands)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and Due from Banks	$712	$398
Interest Earning Deposits in Banks	6,088	3,640
Total Cash and Cash Equivalents	6,800	4,038
Interest Earning Time Deposits in Banks	3,088	3,586
Securities Available for Sale, at Fair Value	5,180	5,523
Securities Held to Maturity	619	651
Mortgage Loans Held for Sale	121	-
Loans Receivable, Net of Unearned Income	89,324	88,791
Allowance for Loan Losses	(763)	(756)
Total Loans, Net	88,561	88,035
Premises and Equipment	4,085	4,109
Federal Home Loan Bank Stock	787	784
Bank Owned Life Insurance	2,063	2,051
Foreclosed Real Estate	84	84
Mortgage Servicing Rights	341	348
Accrued Interest Receivable	370	370
Prepaid Expenses and Other Assets	398	380
Total Assets	$112,497	$109,959

LIABILITIES AND EQUITY
Interest Bearing Deposits	$70,396	$67,728
Noninterest Bearing Deposits	3,026	2,874
Total Deposits	73,422	70,602

Borrowed Funds	13,461	14,064
Advances from Borrowers for Taxes and Insurance	417	264
Accrued Expenses and Other Liabilities	958	858
Total Liabilities	88,258	85,788

Commitments and Contingencies

Shareholders' Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	-	-
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,653,125 Shares Issued and Outstanding	17	17
Additional Paid-in Capital	15,440	15,440
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,270)	(1,270)
Recognition and Retention Plan (RRP)	-	-
Retained Earnings	10,101	9,977
Accumulated Other Comprehensive Income	(49)	7
Total Shareholders' Equity	24,239	24,171
Total Liabilities and Shareholders' Equity	$112,497	$109,959

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Income

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(In Thousands, except for Earnings Per Share)

	Three Months Ended March 31,
	2018	2017

Interest Income
Loans, including Fees	$1,120	$992
Investment Securities	33	39
Other Interest Earning Assets	36	24
Total Interest Income	1,189	1,055

Interest Expense
Deposits	199	202
Borrowed Funds	57	51
Total Interest Expense	256	253

Net Interest Income	933	802

Provision for Loan Losses	5	10
Net Interest Income after Provision for Loan Losses	928	792

Noninterest Income
Gain on Sale of Loans Originated for Sale	-	18
Loan Servicing Income	33	42
Gain (Loss) on Sale of Foreclosed Real Estate	-	1
Other Income	24	22
Total Noninterest Income	57	83

Noninterest Expense
Salaries and Employee Benefits	457	420
Occupancy and Equipment	92	80
Data Processing	50	58
FDIC Insurance and Examination Fees	23	23
Director Compensation	19	19
Expense on Foreclosed Real Estate	(2)	1
Write-down of Foreclosed Real Estate	-	-
Advertising	18	21
Other	174	97
Total Noninterest Expense	831	719

Income Before Income Tax Expense	154	156
Income Tax Expense	30	49
Net Income	$124	$107

Earnings per share: Basic and Diluted	$0.08	N/A

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2018	2017

Net Income	$124	$107

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	(71)	(4)
Income Tax Effect	15	2

Total Other Comprehensive Income (Loss)	(56)	(2)

Comprehensive Income	$68	$105

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(In Thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2017	$-	$-	$-	$9,429	$31	$9,460

Net Income	-	-	-	107	-	107

Other Comprehensive Income	-	-	-	-	(2)	(2)

Balance at March 31, 2017	$-	$-	$-	$9,536	$29	$9,565

Balance at January 1, 2018	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Net Income	-	-	-	124	-	124

Other Comprehensive Loss	-	-	-	-	(56)	(56)

Balance at Marh 31, 2018	$17	$15,440	$(1,270)	$10,101	$(49)	$24,239

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities
Net Income	$124	$107
Adjustments toRreconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	5	10
Provision for Depreciation	44	43
Deferred Income Tax Expense (Benefit)	(7)	(8)
Change in Mortgage Servicing Rights	7	(5)
(Accretion) Amortization of Premiums and Discounts on Securities	8	10
(Accretion) Amortization of Deferred Loan Origination Fees	8	1
Gain on Sale of Loans Originated for Sale	-	(18)
Originations of Loans Held for Sale	(121)	-
Loss on disposal of Premise and Equipment	5	-
Stock dividends on FHLB Stock	(3)	(2)
Gain or Loss on Sale of Foreclosed Real Estate	-	(1)
(Increase) Decrease in Accrued Interest Receivable	-	(10)
(Increase) Decrease in Bank Owned Life Insurance	(12)	(12)
(Increase) Decrease in Prepaid Expenses and Other Assets	4	(203)
Increase (Decrease) in Accrued Expenses and Other Liabilities	100	73

Net Cash provided by Operating Activities	162	(15)

Cash Flows from Investing Activities
Purchases of Securities Available For Sale	-	0
Principal Collected on Securities Available for Sale	266	360
Principal Collected on Securities Held to Maturity	30	46
Purchase of Federal Home Loan Bank Stock	-	(259)
Net Change in Interest-earning Time Deposits at Banks	498	747
Net (Increase) Decrease in Loans	(539)	(7,113)
Proceeds from Sales of Loans	-	1,085
Purchases of Premises and Equipment	(25)	-
Proceeds from Sales of Foreclosed Real Estate	-	10

Net Cash provided by (used in) Investing Activities	230	(5,124)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	2,820	(588)
Advances from Borrowers for Taxes and Insurance	153	210
Borrowed Funds	3,250	7,450
Repayments of Borrowed Funds	(3,853)	(1,202)

Net Cash provided by Financing Activities	2,370	5,870

Net Change in Cash and Cash Equivalents	2,762	731

Cash and Cash Equivalents - Beginning of Period	4,038	3,432

Cash and Cash Equivalents - End of Period	$6,800	$4,163

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$198	$202
Interest Paid on Borrowed Funds	$53	$46
Income Taxes Paid	$30	$49

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The provisions of the update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on our Consolidated Financial Statements.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years beginning after December 15, 2019. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

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

Note C – Earnings Per Share

We consummated our mutual to stock conversion and stock offering in July 2017. Accordingly, earnings per share is not applicable to the full year ended December 31, 2017. Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted average number of common shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential common shares that may be issued by the Company relate to outstanding stock options.

Earnings per common share were computed based on the following:

Three Months Ended March 31,
(in thousands, except per share data)	2018

Numerator:
Net income available to common shareholders	$124

Denominator:
Average common shares outstanding (Total issued, less unallocated ESOP shares)	1,526
Dilutive stock options	-
1,526

Basic (and Diluted) earnings per common share	$0.08

Note D – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$5,241	$43	$(104)	$5,180

Held to Maturity:
Mortgage-Backed Securities	$619	$1	$(14)	$606

	December 31, 2017
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$5,514	$57	$(48)	$5,523

Held to Maturity:
Mortgage-Backed Securities	$651	$-	$(10)	$641

There were no securities sold in 2018 or 2017.

All mortgage-backed securities held on March 31, 2018 and December 31, 2017 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at March 31, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
After One Year Through Five Years	$5	$5
After Five Years Through Ten Years	1,639	1,593
After Ten Years	3,597	3,582
	$5,241	$5,180

Held to Maturity:
After Five Years Through Ten Years	$340	$332
After Ten Years	279	274
	$619	$606

The following tables reflect gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,185	$52	$1,705	$52	$3,890	$104

Held to Maturity:
Mortgage-Backed Securities	$332	$8	$167	$6	$499	$14

	December 31, 2017
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,245	$20	$1,223	$28	$3,468	$48

Held to Maturity:
Mortgage-Backed Securities	$355	$3	$275	$7	$630	$10

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at March 31, 2018 and December 31, 2017, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Company does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”) at March 31, 2018 and December 31, 2017.

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

Loans receivable at March 31, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	March 31, 2018	December 31, 2017

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$51,757	$50,863
Non-owner-occupied	11,944	12,405
Home Equity Lines of Credit	2,611	2,487
Commercial (Nonresidential) Properties	17,337	16,364
Land	2,415	2,605
Construction	1,400	1,703
Multi-family	1,648	1,665
Commercial	1,398	1,392
Consumer Loans	301	451
Total Loans	90,811	89,935

Less: Net Deferred Loan Fees	(435)	(443)
Loans in Process	(1,052)	(701)
Allowance for Loan Losses	(763)	(756)
Net Loans	$88,561	$88,035

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the three months ended March 31, 2018 and the year ended December 31, 2017. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable
For the Period Ended March 31, 2018

(in thousands)

	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$94	$56	$545	$8	$4	$1	$48	$756
Charge-offs	(1)	-	-	-	-	-	-	(1)
Recoveries	3	-	-	-	-	-	-	3
Provision	(17)	(4)	12	4	1	-	9	5
Ending Balance	$79	$52	$557	$12	$5	$1	$57	$763

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$20	$-	$-	$-	$-	$20

Ending Balance:
Collectively Evaluated for Impairment	$79	$52	$537	$12	$5	$1	$57	$743

Loans Receivable:
Ending Balance	$17,337	$2,415	$66,312	$1,400	$1,648	$301	$1,398	$90,811

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$197	$-	$-	$-	$-	$197

Ending Balance:
Collectively Evaluated for Impairment	$17,337	$2,415	$66,115	$1,400	$1,648	$301	$1,398	$90,614

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

Credit quality indicators as of March 31, 2018 and December 31, 2017:

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

The following tables represent the Company's credit exposure by credit quality indicator as of March 31, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	March 31, 2018
	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$16,926	$2,415	$66,284	$1,400	$1,648	$301	$1,398	$90,372
Special Mention	-	-	-	-	-	-	-	-
Substandard	411	-	28	-	-	-	-	439
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$17,337	$2,415	$66,312	$1,400	$1,648	$301	$1,398	$90,811

	December 31, 2017
	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$16,065	$2,541	$65,259	$1,703	$1,665	$451	$1,392	$89,076
Special Mention	-	-	-	-	-	-	-	-
Substandard	299	64	496	-	-	-	-	859
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$16,364	$2,605	$65,755	$1,703	$1,665	$451	$1,392	$89,935

The following tables are an aging analysis of loans as of March 31, 2018 and December 31, 2017:

Aged Analysis of Past Due Loans Receivable

(in thousands)

	March 31, 2018
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable

Real Estate:
Commercial	$230	$-	$230	$17,107	$-	$17,337
Land	84	-	84	2,331	-	2,415
Residential	1,357	20	1,377	64,738	197	66,312
Construction	-	-	-	1,400	-	1,400
Multi-family	-	-	-	1,648	-	1,648
Consumer	3	-	3	298	-	301
Commercial	-	-	-	1,398	-	1,398
	$1,674	$20	$1,694	$88,920	$197	$90,811

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

The following tables below present impaired loans disaggregated by class as of and for the three months ended March 31, 2018 and the year ended December 31, 2017:

Impaired Loans

(in thousands)

As Of And For The Three Months Ended March 31, 2018
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	-	-	-	-	-
1-4 family residential	197	215	20	220	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$197	$215	$20	$220	$-

Impaired Loans

(in thousands)

As Of And For The Year Ended December 31, 2017
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$131	$147	$13	$145	$-
Land	16	21	2	14	-
1-4 family residential	225	228	23	218	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$372	$396	$38	$377	$-

Troubled Debt Restructuring

The Company's troubled debt restructurings are generally due to a modification of terms allowing the customer to make interest-only payments for an amount of time, an extension of the loan term, and/or a reduction in interest rate to obtain a lower payment for the customer. The Company is not committed to lend additional funds to debtors whose loans have been modified.

There were no new modifications made in 2018 or 2017. Prior loan modifications have been performing in compliance with their modified terms, with the exception of one residential loan with a $20,000 balance and a low loan-to-value ratio that was over 90 days past due as of March 31, 2018. At that date, a contract was pending, and the loan has since paid off.

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2018 and December 31, 2017. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018

Mortgage-Backed Securities	$5,180	$-	$5,180	$-

December 31, 2017

Mortgage-Backed Securities	$5,523	$-	$5,523	$-

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

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018

Assets
Impaired Loans	$177	$-	$177	$-
Repossessed Assets	84	-	84	-
Total	$261	$-	$261	$-

December 31, 2017

Assets
Impaired Loans	$334	$-	$334	$-
Repossessed Assets	84	-	84	-
Total	$418	$-	$418	$-

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017, are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$9,888	$9,888	$9,888	$-	$-
Securities-Available for Sale	5,180	5,180	-	5,180	-
Securities-Held to Maturity	619	606	-	606	-
Other Equity Securities	787	787	-	-	787
Cash Value of Life Insurance	2,063	2,063	-	2,063	-
Loans Held for Sale	121	121	-	121	-
Loans-Net	88,561	88,401	-	-	88,401
	$107,219	$107,046	$9,888	$7,970	$89,188

Financial Liabilities:
Deposits	$73,422	$73,072	$-	$-	$73,072
Borrowed Funds	13,461	13,280	-	13,280	-
	$86,883	$86,352	$-	$13,280	$73,072

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$7,624	$7,624	$7,624	$-	$-
Securities-Available for Sale	5,523	5,523	-	5,523	-
Securities-Held to Maturity	651	641	-	641	-
Other Equity Securities	784	784	-	-	784
Cash Value of Life Insurance	2,051	2,051	-	2,051	-
Loans-Net	88,035	88,011	-	-	88,011
	$104,668	$104,634	$7,624	$8,215	$88,795

Financial Liabilities:
Deposits	$70,602	$70,562	$-	$-	$70,562
Borrowed Funds	14,064	13,944	-	13,944	-
	$84,666	$84,506	$-	$13,944	$70,562

NOTE G – Change in Corporate Form

On July 12, 2017, Heritage Bank of St Tammany (“the Bank”) converted to a Federal stock savings bank and established a stock holding company, Heritage NOLA Bancorp, Inc., as parent of the Bank.

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

NOTE H – Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $21,000 for the three month period ended March 31, 2018.

NOTE I – Subsequent Events

On May 1, 2018, the Bank entered into a purchase agreement for a parcel of land in western St. Tammany Parish. Subject to customary due diligence, we expect to consummate the purchase in the third quarter. We plan to use this site for a future branch location with lease space.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Heritage NOLA Bancorp, Inc.’s Annual Report in Form 10-K as filed with the Securities and Exchange Commission on March 29, 2018, as amended on April 4, 2018.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets were $112.4 million at March 31, 2018, an increase of $2.4 million, or 2.2%, compared to $110.0 million at December 31, 2017. The increase was due primarily to an increase of $2.8 million in cash and cash equivalents resulting primarily from an increase in deposits.

Loans, net and Loans Held for Sale. Loans, net remained relatively unchanged, increasing $526,000, or 0.6%, to $88.5 million at March 31, 2018 from $88.0 million at December 31, 2017.  Commercial real estate loans increased $973,000, or 5.9%, to $17.3 million at March 31, 2018 from $16.4 million at December 31, 2017. Owner-occupied one- to four-family residential real estate loans increased $894,000, or 1.8%, to $51.8 million, offset in part by a decrease in non-owner-occupied one- to four-family residential real estate loans of $461,000, or 3.7%, to $11.9 million, and a decrease in construction loans of $303,000, or 17.8%, to $1.4 million at March 31, 2018.

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

Securities. Securities were $5.8 million at March 31, 2018, a decrease of $375,000, or 6.1%, from $6.2 million at December 31, 2017. This decrease reflects normal repayments and maturities of the mortgage backed securities.

Deposits. Deposits increased $2.8 million, or 4.0%, to $73.4 million at March 31, 2018 from $70.6 million at December 31, 2017. Certificates of deposit increased $2.5 million as we took in additional deposits to offset liquidity needs.

Borrowings. Borrowings, consisting of Federal Home Loan Bank advances, totaled $13.5 million at March 31, 2018 compared to $14.1 million at December 31, 2017, a decrease of 4.3%.

Total Shareholders’ Equity. Total shareholders’ equity increased $68,000, or 0.3%, to $24.2 million at March 31, 2018. The increase resulted from the $124,000 increase in net income offset by the decrease in accumulated other comprehensive income of $56,000.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income for the three months ended March 31, 2018 was $124,000, compared to $107,000 for the three months ended March 31, 2017, an increase of $17,000.

Interest Income. Interest income increased $134,000, or 12.2%, to $1.2 million for the three months ended March 31, 2018 from $1.1 million for the three months ended March 31, 2017. The increase was primarily attributable to a $128,000 increase in interest on loans receivable, and a $12,000 increase in interest on other interest-earning assets, offset by a $6,000 decrease in interest on investments. The average balance of loans during the three months ended March 31, 2018 increased $9.5 million, or 12.0%, to $88.4 million from $78.9 million for the three months ended March 31, 2017, while the average yield on loans increased four basis points to 5.07% for the three months ended March 31, 2018. The average balance of investment securities decreased $1.8 million, while other interest-earning assets increased $878,000 to $8.6 million for the three months ended March 31, 2018 from $7.7 million for the three months ended March 31, 2017. The average yield on investment securities increased 18 basis points and the average yield on other interest earning assets increased 45 basis points for the three months ended March 31, 2018 compared to the same period ended March 31, 2017.

Interest Expense. Total interest expense increased $3,000, or 1.2%, to $256,000 for the three months ended March 31, 2018 from $253,000 for the three months ended March 31, 2017. Interest expense on borrowed funds increased $6,000, or 11.8%, to $57,000 for the three months ended March 31, 2018 from $51,000 for the three months ended March 31, 2017, which was offset by a decrease in interest expense on deposits of $3,000 to $199,000 for the three months ended March 31, 2018 from $202,000 for the three months ended March 31, 2017. The average balance of FHLB advances decreased $3.0 million to $14.0 million for the three months ended March 31, 2018 compared to $17.0 million for the three months ended March 31, 2017, while the average cost of these advances increased 42 basis points to 1.63% from 1.21%.

Net Interest Income. Net interest income increased $131,000, or 16.3%, to $933,000 for the three months ended March 31, 2018 compared to $802,000 for the three months ended March 31, 2017. This increase reflects the increase in the average balances of our loans of $9.5 million for the 2018 quarter compared to the 2017 quarter.

Our net interest margin increased to 3.63% for the three months ended March 31, 2018 from 3.40% for the three months ended March 31, 2017. Net interest rate spread increased to 3.38% for the 2018 quarter compared to 3.31% for the 2017 quarter reflecting the increase in yield on interest earning assets.

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2018 decreased $5,000, or 50%, to $5,000 for the three months ended March 31, 2018 compared to $10,000 for the three months ended March 31, 2017. The allowance for loan losses increased to $763,000, or 0.84% of total loans, at March 31, 2018, compared to $756,000, also 0.84% of total loans, at December 31, 2017. Total nonperforming loans were $217,000 at March 31, 2018, compared to $390,000 at December 31, 2017. Classified (substandard, doubtful and loss) loans were $439,000 at March 31, 2018, and $859,000 at December 31, 2017. There were $1,000 in charge-offs and $3,000 in recoveries in the three months ending March 31, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 351.6% at March 31, 2018, compared to 193.8% at December 31, 2017.

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

Noninterest Income. Noninterest income decreased $26,000, or 31.3%, to $57,000 for the three months ended March 31, 2018 from $83,000 for the three months ended March 31, 2017. The decrease was primarily due to a decrease of $18,000 in gain on sale of loans and a decrease in loan servicing income of $9,000 for the three months ended March 31, 2018, compared to the same three month period in 2017. These decreases were due to decreased activity in the secondary mortgage market.

Noninterest Expense. Noninterest expense increased $112,000, or 15.6%, to $831,000 for the three months ended March 31, 2018 compared to $719,000 for the three months ended March 31, 2017. The increase was due primarily to a $77,000 increase in other noninterest expense and a $37,000 increase in salaries and employee benefits. This increase in other noninterest expense is due to increased professional expenses and increased general and administrative expenses related to being a public stock company. The increase in salaries and employee benefits are due primarily to expense recognized for the ESOP loan payment and due to an increase in loan staff. We expect our noninterest expense to increase in future periods because of the anticipated costs of opening a new branch location in Madisonville, Louisiana, which is expected to open in June, as well as additional costs associated with operating as a public company and an increased compensation expense related to possible implementation following the conversion of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $30,000 for the three months ended March 31, 2018 compared to $49,000 for the three months ended March 31, 2017. The decrease was primarily due to the lower tax rate afforded by the Tax Cuts and Jobs Act of 2017. The effective tax rate was 19.5% for the quarter ended March 31, 2018 compared to 31.4% for the same quarter in 2017.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Dallas. At March 31, 2018, we had $13.5 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $29.3 million from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $162,000 and ($15,000) for the three months ended March 31, 2018 and 2017, respectively. Net cash resulting from investing activities, which consists primarily of net change in loans receivable, net change in investment securities and proceeds from the sale of loans, was $230,000 and ($5.1 million) for the three months ended March 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $2.4 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $17.8 million, or 16.07% of adjusted average total assets, which is above the well-capitalized required level of $5.5 million, or 5.0%; and total risk-based capital of $18.6 million, or 28.65% of risk-weighted assets, which is above the well-capitalized required level of $6.5 million, or 10.0%; and common equity Tier 1 capital of $17.8 million or 27.48% of risk weighted assets, which is above the well-capitalized required level of $4.2 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at March 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE NOLA BANCORP, INC.

Date: May 14, 2018	/s/ W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: May 14, 2018	/s/ Lisa B. Hughes
Lisa B. Hughes
Senior Vice President/Chief Financial Officer

