Form 10-Q
period 2018-06-30
Heritage NOLA Bancorp, Inc.
filed 2018-08-13
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, 1,653,125 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc.

Form 10-Q

Item 1.	Consolidated Financial Statements

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Financial Condition

June 30, 2018 (Unaudited) and December 31, 2017

(In Thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and Due from Banks	$818	$398
Interest Earning Deposits in Banks	3,998	3,640
Total Cash and Cash Equivalents	4,816	4,038
Interest Earning Time Deposits in Banks	3,337	3,586
Securities Available for Sale, at Fair Value	4,815	5,523
Securities Held to Maturity	586	651
Loans Receivable, Net of Unearned Income	94,098	88,791
Allowance for Loan Losses	(773)	(756)
Total Loans, Net	93,325	88,035
Premises and Equipment	4,393	4,109
Federal Home Loan Bank Stock	792	784
Bank Owned Life Insurance	2,076	2,051
Foreclosed Real Estate	-	84
Prepaid Expenses and Other Assets	1,076	1,098
Total Assets	$115,216	$109,959

LIABILITIES AND EQUITY
Interest Bearing Deposits	$72,387	$67,728
Noninterest Bearing Deposits	3,668	2,874
Total Deposits	76,055	70,602

Borrowed Funds	13,306	14,064
Advances from Borrowers for Taxes and Insurance	512	264
Accrued Expenses and Other Liabilities	997	858
Total Liabilities	90,870	85,788

Shareholders' Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	-	-
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,653,125 Shares Issued and Outstanding	17	17
Additional Paid-in Capital	15,440	15,440
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,270)	(1,270)
Retained Earnings	10,219	9,977
Accumulated Other Comprehensive Income	(60)	7
Total Shareholders' Equity	24,346	24,171
Total Liabilities and Shareholders' Equity	$115,216	$109,959

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In Thousands, except for Earnings Per Share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest Income
Loans, including Fees	$1,175	$1,094	$2,295	$2,085
Investment Securities	32	33	65	73
Other Interest Earning Assets	42	36	78	60
Total Interest Income	1,249	1,163	2,438	2,218

Interest Expense
Deposits	228	210	427	412
Borrowed Funds	56	58	113	109
Total Interest Expense	284	268	540	521

Net Interest Income	965	895	1,898	1,697

Provision for Loan Losses	-	40	5	50
Net Interest Income after Provision for Loan Losses	965	855	1,893	1,647

Noninterest Income
Gain on Sale of Loans Originated for Sale	16	9	16	27
Loan Servicing Income	44	41	77	83
Other Income	28	23	52	46
Total Noninterest Income	88	73	145	156

Noninterest Expense
Salaries and Employee Benefits	499	426	956	845
Occupancy and Equipment	102	76	194	157
Data Processing	54	47	104	105
FDIC Insurance and Examination Fees	23	29	46	52
Director Compensation	17	17	36	36
Legal, Accounting and Professional Fees	66	42	116	69
Advertising	31	28	49	49
Other	115	61	237	132
Total Noninterest Expense	907	726	1,738	1,445

Income Before Income Tax Expense	146	202	300	358
Income Tax Expense	28	76	58	125
Net Income	$118	$126	$242	$233

Earnings per share: Basic and Diluted	$0.08	N/A	$0.16	N/A

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Income	$118	$126	$242	$233

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	(14)	-	(85)	(4)
Income Tax Effect	3	-	18	2

Total Other Comprehensive Income (Loss)	(11)	-	(67)	(2)

Comprehensive Income	$107	$126	$175	$231

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In Thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2017	$-	$-	$-	$9,429	$31	$9,460

Net Income	-	-	-	233	-	233

Other Comprehensive Income	-	-	-	-	(2)	(2)

Balance at June 30, 2017	$-	$-	$-	$9,662	$29	$9,691

Balance at January 1, 2018	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Net Income	-	-	-	242	-	242

Other Comprehensive Loss	-	-	-	-	(67)	(67)

Balance at June 30, 2018	$17	$15,440	$(1,270)	$10,219	$(60)	$24,346

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities
Net Income	$242	$233
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	5	50
Provision for Depreciation	92	86
Deferred Income Tax Expense (Benefit)	(9)	(29)
Change in Mortgage Servicing Rights	(3)	(11)
(Accretion) Amortization of Premiums and Discounts on Securities	17	24
(Accretion) Amortization of Deferred Loan Origination Fees	8	5
Gain on Sale of Loans Originated for Sale	(16)	(27)
Originations of Loans Held for Sale	(851)	(311)
Loss on disposal of Premise and Equipment	5	-
Stock dividends on FHLB Stock	(8)	(5)
Proceeds from Loans Held for Sale	867	-
Gain or Loss on Sale of Foreclosed Real Estate	(1)	(1)
(Increase) Decrease in Accrued Interest Receivable	3	(17)
(Increase) Decrease in Bank Owned Life Insurance	(25)	(25)
(Increase) Decrease in Prepaid Expenses and Other Assets	49	(494)
Increase (Decrease) in Accrued Expenses and Other Liabilities	139	163

Net Cash provided by (used in) Operating Activities	514	(359)

Cash Flows from Investing Activities
Principal Collected on Securities Available for Sale	609	807
Principal Collected on Securities Held to Maturity	62	91
Purchase of Federal Home Loan Bank Stock	-	(276)
Net Change in Interest-earning Time Deposits at Banks	249	747
Net (Increase) Decrease in Loans	(5,303)	(10,817)
Proceeds from Sales of Loans	-	1,743
Purchases of Premises and Equipment	(381)	-
Proceeds from Sales of Foreclosed Real Estate	85	10

Net Cash provided by (used in) Investing Activities	(4,679)	(7,695)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	5,453	16,668
Advances from Borrowers for Taxes and Insurance	248	215
Borrowed Funds	6,450	8,550
Repayments of Borrowed Funds	(7,208)	(4,104)

Net Cash provided by (used in) Financing Activities	4,943	21,329

Net Change in Cash and Cash Equivalents	778	13,275

Cash and Cash Equivalents - Beginning of Period	4,038	3,432

Cash and Cash Equivalents - End of Period	$4,816	$16,707

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$426	$411
Interest Paid on Borrowed Funds	$111	$104
Income Taxes Paid	$58	$125

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

Earnings per common share were computed based on the following:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data)	2018	2018

Numerator:
Net income available to common shareholders	$118	242

Denominator:
Average common shares outstanding (Total issued, less unallocated ESOP shares - 127)	1,526	1,526
Dilutive stock options	-	-
	1,526	1,526

Basic (and Diluted) earnings per common share	$0.08	$0.16

Note D – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$4,891	$35	$(111)	$4,815

Held to Maturity:
Mortgage-Backed Securities	$586	$-	$(14)	$572

	December 31, 2017
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$5,514	$57	$(48)	$5,523

Held to Maturity:
Mortgage-Backed Securities	$651	$-	$(10)	$641

There were no securities sold in 2018 or 2017.

All mortgage-backed securities held on June 30, 2018 and December 31, 2017 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at June 30, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
After One Year Through Five Years	$219	$208
After Five Years Through Ten Years	1,971	1,898
After Ten Years	2,701	2,709
	$4,891	$4,815

Held to Maturity:
After Five Years Through Ten Years	$324	$315
After Ten Years	262	257
	$586	$572

The following tables reflect gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,087	$61	$1,537	$50	$3,624	$111

Held to Maturity:
Mortgage-Backed Securities	$314	$9	$156	$5	$470	$14

	December 31, 2017
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,245	$20	$1,223	$28	$3,468	$48

Held to Maturity:
Mortgage-Backed Securities	$355	$3	$275	$7	$630	$10

On a quarterly basis (and more frequently when economic or market conditions warrant), management evaluates the investment securities portfolio on an individual security basis for other-than temporary impairment (“OTTI”). If a security is in a loss position, management will determine if OTTI exists and will consider the following. First, if it is probable that the issuer of the security will be unable to pay all amounts due according to the contractual terms of the debt security, OTTI will be recognized. Second, if management intends to sell the security and does not expect to recover the loss before the anticipated sale date, OTTI will be recognized. In both instances, OTTI will be recognized for the affected security equal to the difference between the fair value and amortized cost through a charge to earnings. Third, if a security does not meet either of the criteria above and is both in a loss position for greater than one year and at a current loss of 10% or more, management will evaluate its ability and intent to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at June 30, 2018 and December 31, 2017, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Company does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”) at June 30, 2018 and December 31, 2017.

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

Loans receivable at June 30, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	June 30, 2018	December 31, 2017

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$52,331	$50,863
Non-owner-occupied	13,008	12,405
Home Equity Lines of Credit	2,586	2,487
Commercial (Nonresidential) Properties	19,245	16,364
Land	2,611	2,605
Construction	2,739	1,703
Multi-family	1,633	1,665
Commercial	1,634	1,392
Consumer Loans	395	451
Total Loans	96,182	89,935

Less: Net Deferred Loan Fees	(436)	(443)
Loans in Process	(1,648)	(701)
Allowance for Loan Losses	(773)	(756)
Net Loans	$93,325	$88,035

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the six months ended June 30, 2018 and the year ended December 31, 2017. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Six Months Ended June 30, 2018

(in thousands)

	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$94	$56	$545	$8	$4	$1	$48	$756
Charge-offs	(1)	-	-	-	-	(3)	-	(4)
Recoveries	3	-	13	-	-	-	-	16
Provision	6	(5)	(45)	9	2	8	30	5
Ending Balance	$102	$51	$513	$17	$6	$6	$78	$773

Ending Balance:
Individually Evaluated for Impairment	$-	$2	$-	$-	$-	$-	$-	$2

Ending Balance:
Collectively Evaluated for Impairment	$102	$49	$513	$17	$6	$6	$78	$771

Loans Receivable:
Ending Balance	$19,245	$2,611	$67,925	$2,739	$1,633	$395	$1,634	$96,182

Ending Balance:
Individually Evaluated for Impairment	$-	$15	$-	$-	$-	$-	$-	$15

Ending Balance:
Collectively Evaluated for Impairment	$19,245	$2,596	$67,925	$2,739	$1,633	$395	$1,634	$96,167

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

Credit quality indicators as of June 30, 2018 and December 31, 2017:

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

The following tables represent the Company's credit exposure by credit quality indicator as of June 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	June 30, 2018

	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$19,245	$2,570	$67,732	$2,739	$1,633	$395	$1,634	$95,948
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	41	193	-	-	-	-	234
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$19,245	$2,611	$67,925	$2,739	$1,633	$395	$1,634	$96,182

	December 31, 2017

	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$16,065	$2,541	$65,259	$1,703	$1,665	$451	$1,392	$89,076
Special Mention	-	-	-	-	-	-	-	-
Substandard	299	64	496	-	-	-	-	859
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$16,364	$2,605	$65,755	$1,703	$1,665	$451	$1,392	$89,935

The following tables are an aging analysis of loans as of June 30, 2018 and December 31, 2017:

Aged Analysis of Past Due Loans Receivable

(in thousands)

	June 30, 2018
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable
Real Estate:
Commercial	$-	$-	$-	$19,245	$-	$19,245
Land	88	-	88	2,508	15	2,611
Residential	2,100	-	2,100	65,825	-	67,925
Construction	-	-	-	2,739	-	2,739
Multi-family	-	-	-	1,633	-	1,633
Consumer	19	-	19	376	-	395
Commercial	-	-	-	1,634	-	1,634
	$2,207	$-	$2,207	$93,960	$15	$96,182

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

The following tables below present impaired loans disaggregated by class as of and for the six months ended June 30, 2018 and the year ended December 31, 2017:

Impaired Loans
(in thousands)	As Of And For The Six Months Ended June 30, 2018
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	15	15	2	14	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$15	$15	$2	$14	$-

Impaired Loans
(in thousands)	As Of And For The Year Ended December 31, 2017
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$131	$147	$13	$145	$-
Land	16	21	2	14	-
1-4 family residential	225	228	23	218	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$372	$396	$38	$377	$-

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

There were no new modifications made in the six months ended June 30, 2018 or 2017. Prior loan modifications have been performing in compliance with their modified terms.

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2018 and December 31, 2017. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2018

Mortgage-Backed Securities	$4,815	$-	$4,815	$-

December 31, 2017

Mortgage-Backed Securities	$5,523	$-	$5,523	$-

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

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2018

Assets
Impaired Loans	$13	$-	$13	$-
Repossessed Assets	-	-	-	-
Total	$13	$-	$13	$-

December 31, 2017

Assets
Impaired Loans	$334	$-	$334	$-
Repossessed Assets	84	-	84	-
Total	$418	$-	$418	$-

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017, are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2018
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,153	$8,153	$8,153	$-	$-
Securities-Available for Sale	4,815	4,815	-	4,815	-
Securities-Held to Maturity	586	572	-	572	-
Other Equity Securities	792	792	-	-	792
Cash Value of Life Insurance	2,076	2,076	-	2,076	-
Loans Held for Sale	-	-	-	-	-
Loans-Net	93,325	92,973	-	-	92,973
	$109,747	$109,381	$8,153	$7,463	$93,765

Financial Liabilities:
Deposits	$76,055	$75,533	$-	$-	$75,533
Borrowed Funds	13,306	13,170	-	13,170	-
	$89,361	$88,703	$-	$13,170	$75,533

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$7,624	$7,624	$7,624	$-	$-
Securities-Available for Sale	5,523	5,523	-	5,523	-
Securities-Held to Maturity	651	641	-	641	-
Other Equity Securities	784	784	-	-	784
Cash Value of Life Insurance	2,051	2,051	-	2,051	-
Loans-Net	88,035	88,011	-	-	88,011
	$104,668	$104,634	$7,624	$8,215	$88,795

Financial Liabilities:
Deposits	$70,602	$70,562	$-	$-	$70,562
Borrowed Funds	14,064	13,944	-	13,944	-
	$84,666	$84,506	$-	$13,944	$70,562

NOTE G – Change in Corporate Form

On July 12, 2017, Heritage Bank of St Tammany (“the Bank”) converted to the stock form of ownership, and issued all of its stock to Heritage NOLA Bancorp, Inc. The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 12, 2017 and resulted in the issuance of 1,653,125 common shares by the Company. The cost of the Conversion and stock offering totaled $1.1 million and was deducted from the proceeds of the offering.

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

NOTE H – Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. All employees of the Bank meeting certain requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP for the three and six month periods ended June 30, 2018 was $22,000 and $43,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets were $115.2 million at June 30, 2018, an increase of $5.2 million, or 4.7%, compared to $110.0 million at December 31, 2017. The increase was due primarily to an increase of $5.3 million in loans receivable, net of unearned income.

Loans, net. Loans, net increased $5.3 million, or 6.0%, to $93.3 million at June 30, 2018 from $88.0 million at December 31, 2017.  Commercial real estate loans increased $2.8 million, or 17.1%, to $19.2 million at June 30, 2018 from $16.4 million at December 31, 2017. Owner-occupied one- to four-family residential real estate loans increased $1.4 million, or 2.8%, to $52.3 million, and construction loans increased $1.0 million, or 58.8%, to $2.7 million.

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

Securities. Securities were $5.4 million at June 30, 2018, a decrease of $800,000, or 12.9%, from $6.2 million at December 31, 2017. This decrease reflects normal repayments and maturities of the mortgage backed securities.

Deposits. Deposits increased $5.5 million, or 7.8%, to $76.1 million at June 30, 2018 from $70.6 million at December 31, 2017. Certificates of deposit increased $3.9 million and checking accounts increased by $2.6 million as we took in additional deposits to offset liquidity needs.

Borrowings. Borrowings, consisting of Federal Home Loan Bank advances, decreased $800,000, or 5.7%, to $13.3 million at June 30, 2018 from $14.1 million at December 31, 2017.

Total Shareholders’ Equity. Total shareholders’ equity increased $175,000, or 0.7%, to $24.3 million at June 30, 2018. The increase resulted from $242,000 of net income during the period, offset by the decrease in accumulated other comprehensive income of $67,000.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. Net income for the three months ended June 30, 2018 was $118,000, compared to $126,000 for the three months ended June 30, 2017, a decrease of $8,000.

Interest Income. Interest income increased $86,000, or 7.4%, for the three months ended June 30, 2018 from the three months ended June 30, 2017. The increase was primarily attributable to a $81,000 increase in interest on loans receivable, and a $6,000 increase in interest on other interest-earning assets. The average balance of loans during the three months ended June 30, 2018 increased $7.3 million, or 8.8%, to $89.9 million from $82.6 million for the three months ended June 30, 2017, while the average yield on loans decreased seven basis points to 5.23% for the three months ended June 30, 2018. The average balance of investment securities decreased $1.8 million to $5.6 million from $7.4 million, while other interest-earning assets decreased $1.9 million to $9.0 million for the three months ended June 30, 2018 from $10.9 million for the three months ended June 30, 2017. The average yield on investment securities increased 49 basis points and the average yield on other interest-earning assets increased 56 basis points for the three months ended June 30, 2018 compared to the same period ended June 30, 2017.

Interest Expense. Total interest expense increased $16,000, or 6.0%, to $284,000 for the three months ended June 30, 2018 from $268,000 for the three months ended June 30, 2017. Interest expense on deposits increased $18,000, or 8.6%, to $228,000 for the three months ended June 30, 2018 from $210,000 for the three months ended June 30, 2017, which was offset by a decrease in interest expense on borrowed funds of $2,000 to $56,000 for the three months ended June 30, 2018. The increase in interest expense on deposits was due to higher average interest rates offered reflecting the increasing market rate environment. The average balance of interest-bearing deposits decreased $500,000 to $71.0 million for the three months ended June 30, 2018 compared to $71.5 million for the three months ended June 30, 2017, while the average cost of these deposits increased 11 basis points to 1.28% from 1.17%. The average balance of FHLB advances decreased $7.2 million for the three months ended June 30, 2018 compared to the same period ended June 30, 2017, while the average cost increased 64 basis points due to increased rates for new or renewed advances.

Net Interest Income. Net interest income increased $70,000, or 7.8%, to $965,000 for the three months ended June 30, 2018 compared to $895,000 for the three months ended June 30, 2017. This increase reflects the increase in the average balances of our loans of $7.3 million for the 2018 quarter compared to the 2017 quarter.

Our net interest margin increased to 3.69% for the three months ended June 30, 2018 from 3.55% for the three months ended June 30, 2017. Net interest rate spread decreased to 3.41% for the 2018 quarter compared to 3.43% for the 2017 quarter reflecting the increase in yield on interest earning assets.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2018 compared to $40,000 for the three months ended June 30, 2017. The allowance for loan losses increased to $773,000, or 0.80% of total loans, at June 30, 2018, compared to $756,000, or 0.84% of total loans, at December 31, 2017. Total nonperforming loans were $15,000 at June 30, 2018, compared to $390,000 at December 31, 2017. Classified (substandard, doubtful and loss) loans were $234,000 at June 30, 2018, and $859,000 at December 31, 2017. There were $3,000 in charge-offs and $13,000 in recoveries in the three months ending June 30, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 5153.3% at June 30, 2018, compared to 193.8% at December 31, 2017.

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

Noninterest Income. Noninterest income increased $15,000, or 20.6%, to $88,000 for the three months ended June 30, 2018 from $73,000 for the three months ended June 30, 2017. The increase was primarily due to an increase of $7,000 in gain on sale of loans and a increase in other noninterest income of $5,000 for the three months ended June 30, 2018, compared to the same three month period in 2017.

Noninterest Expense. Noninterest expense increased $181,000, or 24.9%, to $907,000 for the three months ended June 30, 2018 compared to $726,000 for the three months ended June 30, 2017. The increase was due primarily to a $73,000 increase in salaries and employee benefits, a $54,000 increase in other noninterest income, an increase of $26,000 in occupancy and equipment, and a $24,000 increase in legal, accounting and professional fees. The increase in salaries and employee benefits is due to an increase of five full-time employees. The increase in other noninterest expense is due to increased expenses for the general and administrative expenses related to being a public company and various expenses to get the new branch facility in Madisonville open. The increase in occupancy and equipment reflects the new branch opened in June, 2018, and the increase in legal, accounting and professional fees is due to expenses related to being a public stock company. We expect our noninterest expense to increase in future periods due to the anticipated costs of increased compensation expense related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $28,000 for the three months ended June 30, 2018 compared to $76,000 for the three months ended June 30, 2017. The decrease was primarily due to the lower tax rate afforded by the Tax Cuts and Jobs Act of 2017. The effective tax rate was 19.2% for the quarter ended June 30, 2018 compared to 37.6% for the same quarter in 2017.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. Net income for the six months ended June 30, 2018 was $242,000, compared to $233,000 for the six months ended June 30, 2017, an increase of $9,000. The increase in net income was primarily due to a $201,000 increase in net interest income, a decrease in provision for loan losses of $45,000, and a decrease in provision for income taxes of $67,000. These were offset by a an increase in noninterest expense of $293,000, and a decrease in noninterest income of $11,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Interest Income. Interest income increased $220,000, or 10.0%, to $2.4 million for the six months ended June 30, 2018 from $2.2 million for the six months ended June 30, 2017. The increase was primarily attributable to a $210,000 increase in interest on loans receivable, and an $18,000 increase in interest on other interest-earning assets. The average balance of loans during the six months ended June 30, 2018 increased $8.4 million, or 10.4%, to $89.1 million from $80.8 million for the six months ended June 30, 2017, while the average yield on loans remained nearly unchanged at 5.15% for the six months ended June 30, 2018 from 5.16% for the six months ended June 30, 2017. The average balance of investment securities decreased $1.8 million while the average yield increased 32 basis points, and other interest-earning assets decreased $527,000, while the average yield increased by a total of 49 basis points for the six months ended June 30, 2018 from the six months ended June 30, 2017.

Interest Expense. Total interest expense increased $19,000, or 3.6%, to $540,000 for the six months ended June 30, 2018 from $521,000 for the six months ended June 30, 2017. Interest expense on deposit accounts increased $15,000, or 3.6%, to $427,000 for the six months ended June 30, 2018 from $412,000 for the six months ended June 30, 2017. Interest expense on borrowings increased $4,000 to $113,000 for the six months ended June 30, 2018 from $109,000 for the six months ended June 30, 2017. The average balance of FHLB advances decreased $5.1 million to $13.1 million for the six months ended June 30, 2018 compared to $18.2 million for the six months ended June 30, 2017, while the average cost of these advances increased 53 basis points to 1.73% from 1.20%.

Net Interest Income. Net interest income increased $200,000, or 11.8%, to $1.9 million for the six months ended June 30, 2018 compared to $1.7 million for the six months ended June 30, 2017. The increase reflects an increase in our loan portfolio period to period.

Our net interest margin increased to 3.66% for the six months ended June 30, 2018 from 3.48% for the six months ended June 30, 2017 reflecting the increase in loans and a decrease in other interest-earning categories of assets. Net interest rate spread increased to 3.39% for the six months ended June 30, 2018 compared to 3.36% for the same period in 2017.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2018 decreased $45,000, or 90.0% for the six months ended June 30, 2017 compared to the same period ended June 30, 2017. The allowance for loan losses increased to $773,000, or 0.80% of total loans, at June 30, 2018, compared to $756,000, or 0.84% of total loans, at December 31, 2017. There were $4,000 in charge-offs and $16,000 in recoveries during the six months ending June 30, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 5153.3% at June 30, 2018, compared to 193.8% at December 31, 2017.

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

Noninterest Income. Noninterest income decreased $11,000, or 7.1%, to $145,000 for the six months ended June 30, 2018 from $156,000 for the six months ended June 30, 2017. The decrease was primarily due to a decrease in the gain on sale of loans originated for sale of $11,000. Activity in loan originations to be sold in the secondary market has declined due to market conditions.

Noninterest Expense. Noninterest expense increased $293,000, or 20.9%, to $1.7 million for the six months ended June 30, 2018 compared to $1.4 million for the six months ended June 30, 2017. The increase was attributable to an $111,000 increase in salaries and employee benefits, a $105,000 increase in other noninterest expense, an increase in legal, accounting and professional fees of $47,000, and an increase in occupancy and equipment expenses of $37,000. The increase in salaries and employee benefits is due to an increase of five full-time employees. The increase in other noninterest expense is due to increased expenses for the general and administrative expenses related to being a public stock company and various expenses to get the new branch facility in Madisonville open. The increase in occupancy and equipment reflects the new branch opened in June, 2018, and the increase in legal, accounting and professional fees is due to expenses related to being a public company. We expect our noninterest expense to increase in future periods due to the anticipated costs of increased compensation expense related to possible implementation of one or more stock-based benefit plans, if approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $58,000 for the six months ended June 30, 2018 compared to $125,000 for the six months ended June 30, 2017. The decrease was primarily due to the lower tax rate afforded by the Tax Cuts and Jobs Act of 2017. The effective tax rate was 19.3% for the six month ended June 30, 2018 compared to 34.9% for the same period in 2017.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and borrowings. We have the ability to borrow from the FHLB-Dallas. At June 30, 2018, we had $13.3 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $30.3 million more from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $514,000 and ($359,000) for the six months ended June 30, 2018 and 2017, respectively. Net cash resulting from investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was ($4.7 million) and ($7.7 million) for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $4.9 million and $21.3 million for the six months ended June 30, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2018, Heritage Bank of St. Tammany exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $18.0 million, or 15.97% of adjusted average total assets, which is above the well-capitalized required level of $5.6 million, or 5.0%; and total risk-based capital of $18.8 million, or 27.23% of risk-weighted assets, which is above the well-capitalized required level of $6.9 million, or 10.0%; and common equity Tier 1 capital of $18.0 million or 26.11% of risk weighted assets, which is above the well-capitalized required level of $4.5 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at June 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE NOLA BANCORP, INC.

Date: August 13, 2018	/s/W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: August 13, 2018	/s/Lisa B. Hughes
Lisa B. Hughes
Senior Vice President/Chief Financial Officer

