Form 10-Q
period 2018-09-30
Heritage NOLA Bancorp, Inc.
filed 2018-11-13
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☐     NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of November 5, 2018, 1,687,736 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc.

Form 10-Q

Item 1.	Consolidated Financial Statements

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Financial Condition

September 30, 2018 (Unaudited) and December 31, 2017

(In Thousands)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and Due from Banks	$976	$398
Interest Earning Deposits in Banks	3,467	3,640
Total Cash and Cash Equivalents	4,443	4,038
Interest Earning Time Deposits in Banks	3,337	3,586
Securities Available for Sale, at Fair Value	4,483	5,523
Securities Held to Maturity	547	651
Loans Receivable, Net of Unearned Income	94,410	88,791
Allowance for Loan Losses	(769)	(756)
Total Loans, Net	93,641	88,035
Premises and Equipment	5,191	4,109
Federal Home Loan Bank Stock	797	784
Bank Owned Life Insurance	2,089	2,051
Foreclosed Real Estate	-	84
Prepaid Expenses and Other Assets	1,129	1,098
Total Assets	$115,657	$109,959

LIABILITIES AND EQUITY
Interest Bearing Deposits	$72,643	$67,728
Noninterest Bearing Deposits	4,182	2,874
Total Deposits	76,825	70,602

Borrowed Funds	12,752	14,064
Advances from Borrowers for Taxes and Insurance	602	264
Accrued Expenses and Other Liabilities	1,052	858
Total Liabilities	91,231	85,788

Shareholders' Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	-	-
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,719,236 Shares Issued and Outstanding on September 30, 2018 and 1,653,125 Issued and Outstanding on December 31, 2017	17	17
Additional Paid-in Capital	15,455	15,440
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,270)	(1,270)
Retained Earnings	10,292	9,977
Accumulated Other Comprehensive Income	(68)	7
Total Shareholders' Equity	24,426	24,171
Total Liabilities and Shareholders' Equity	$115,657	$109,959

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(In Thousands, except for Earnings Per Share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest Income
Loans, including Fees	$1,238	$1,064	$3,533	$3,150
Investment Securities	29	33	94	106
Other Interest Earning Assets	45	52	123	111
Total Interest Income	1,312	1,149	3,750	3,367

Interest Expense
Deposits	249	202	675	614
Borrowed Funds	68	47	182	156
Total Interest Expense	317	249	857	770

Net Interest Income	995	900	2,893	2,597

Provision for Loan Losses	-	15	5	65
Net Interest Income after Provision for Loan Losses	995	885	2,888	2,532

Noninterest Income
Gain on Sale of Loans Originated for Sale	17	22	33	49
Loan Servicing Income	39	36	116	119
Other Income	29	22	81	68
Total Noninterest Income	85	80	230	236

Noninterest Expense
Salaries and Employee Benefits	546	433	1,502	1,278
Occupancy and Equipment	107	93	302	250
Data Processing	59	49	163	154
FDIC Insurance and Examination Fees	21	27	66	79
Director Compensation	18	17	54	53
Legal, Accounting and Professional Fees	83	36	199	105
Advertising	26	23	75	72
Other	129	71	366	202
Total Noninterest Expense	989	749	2,727	2,193

Income Before Income Tax Expense	91	216	391	575
Income Tax Expense	18	76	76	201
Net Income	$73	$140	$315	$374

Earnings per share: Basic	$0.05	$0.09	$0.21	$0.25
Diluted	$0.05	N/A	$0.21	N/A

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Income	$73	$140	$315	$374

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	(10)	(3)	(95)	(7)
Income Tax Effect	2	1	20	3

Total Other Comprehensive Income (Loss)	(8)	(2)	(75)	(4)

Comprehensive Income	$65	$138	$240	$370

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(In Thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2017	$-	$-	$-	$9,429	$31	$9,460

Proceeds from issuance of common stock	17	15,430	(1,323)	-	-	14,124

Net Income	-	-	-	374	-	374

Other Comprehensive Income (Loss)	-	-	-	-	(4)	(4)

Balance at September 30, 2017	$17	$15,430	$(1,323)	$9,803	$27	$23,954

Balance at January 1, 2018	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Compensation Expense related to restricted shares	-	9	-	-	-	9

Compensation Expense related to stock options	-	6	-	-	-	6

Net Income	-	-	-	315	-	315

Other Comprehensive Income (Loss)	-	-	-	-	(75)	(75)

Balance at September 30, 2018	$17	$15,455	$(1,270)	$10,292	$(68)	$24,426

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities
Net Income	$315	$374
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	5	65
Provision for Depreciation	148	130
Deferred Income Tax Expense (Benefit)	(11)	(41)
Change in Mortgage Servicing Rights	(10)	(15)
(Accretion) Amortization of Premiums and Discounts on Securities	27	35
(Accretion) Amortization of Deferred Loan Origination Fees	43	6
Gain on Sale of Loans Originated for Sale	(33)	(49)
Originations of Loans Held for Sale	(1,986)	(2,592)
Loss on disposal of Premise and Equipment	5	-
Stock dividends on FHLB Stock	(13)	(9)
Compensation expense related to stock benefit plans	15	-
Proceeds from Loans Held for Sale	2,019	2,530
Gain or Loss on Sale of Foreclosed Real Estate	(1)	(1)
(Increase) Decrease in Accrued Interest Receivable	(15)	(39)
(Increase) Decrease in Bank Owned Life Insurance	(38)	(37)
(Increase) Decrease in Prepaid Expenses and Other Assets	25	36
Increase (Decrease) in Accrued Expenses and Other Liabilities	194	270

Net Cash provided by (used in) Operating Activities	689	663

Cash Flows from Investing Activities
Principal Collected on Securities Available for Sale	923	1,164
Principal Collected on Securities Held to Maturity	99	136
Purchase of Federal Home Loan Bank Stock	-	(276)
Net Change in Interest-earning Time Deposits at Banks	249	747
Net (Increase) Decrease in Loans	(5,654)	(11,887)
Purchases of Premises and Equipment	(1,235)	(92)
Proceeds from Sales of Foreclosed Real Estate	85	10

Net Cash provided by (used in) Investing Activities	(5,533)	(10,198)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	6,223	(2,909)
Net Proceeds from Stock Offering	-	15,447
Loan to ESOP for Purchase of Stock	-	(1,323)
Advances from Borrowers for Taxes and Insurance	338	290
Borrowed Funds	8,750	9,550
Repayments of Borrowed Funds	(10,062)	(10,257)

Net Cash provided by (used in) Financing Activities	5,249	10,798

Net Change in Cash and Cash Equivalents	405	1,263

Cash and Cash Equivalents - Beginning of Period	4,038	3,432

Cash and Cash Equivalents - End of Period	$4,443	$4,695

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$674	$613
Interest Paid on Borrowed Funds	$176	$155
Income Taxes Paid	$76	$201

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

Certain reclassifications have been made to the 2017 financial information in order to conform to the 2018 financial statement presentation. Such reclassifications had no effect on previously reported net income.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on our Consolidated Financial Statements.

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

In June 2018, FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment”. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU modify the disclosure requirements related to fair value. Certain provisions under ASU 2018-13 require prospective application, while other provisions require retrospective application to all period presented in the consolidated financial statements upon adoption. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

Note C – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$4,569	$30	$(116)	$4,483

Held to Maturity:
Mortgage-Backed Securities	$547	$-	$(17)	$530

	December 31, 2017
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$5,514	$57	$(48)	$5,523

Held to Maturity:
Mortgage-Backed Securities	$651	$-	$(10)	$641

There were no securities sold in 2018 or 2017.

All mortgage-backed securities held on September 30, 2018 and December 31, 2017 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at September 30, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Within One Year	$1	$1
After One Year Through Five Years	197	186
After Five Years Through Ten Years	1,864	1,784
After Ten Years	2,507	2,512
	$4,569	$4,483

Held to Maturity:
After Five Years Through Ten Years	$305	$293
After Ten Years	242	237
	$547	$530

The following tables reflect gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$806	$4	$2,693	$112	$3,499	$116

Held to Maturity:
Mortgage-Backed Securities	$-	$-	$437	$17	$437	$17

	December 31, 2017
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,245	$20	$1,223	$28	$3,468	$48

Held to Maturity:
Mortgage-Backed Securities	$355	$3	$275	$7	$630	$10

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at September 30, 2018 and December 31, 2017, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Company does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

Note D - Credit Quality and Allowance for Loan Losses

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”) at September 30, 2018 and December 31, 2017.

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

Loans receivable at September 30, 2018 and December 31, 2017 are summarized as follows:

(in thousands)	September 30, 2018	December 31, 2017

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$52,578	$50,863
Non-owner-occupied	13,408	12,405
Home Equity Lines of Credit	2,809	2,487
Commercial (Nonresidential) Properties	18,958	16,364
Land	2,371	2,605
Construction	2,026	1,703
Multi-family	1,541	1,665
Commercial	1,634	1,392
Consumer Loans	409	451
Total Loans	95,734	89,935

Less: Net Deferred Loan Fees	(401)	(443)
Loans in Process	(923)	(701)
Allowance for Loan Losses	(769)	(756)
Net Loans	$93,641	$88,035

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the nine months ended September 30, 2018 and the year ended December 31, 2017. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Nine Months Ended September 30, 2018

(in thousands)

	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$94	$56	$545	$8	$4	$1	$48	$756
Charge-offs	(1)	-	-	-	-	(7)	-	(8)
Recoveries	3	-	13	-	-	-	-	16
Provision	(3)	(5)	(35)	4	2	17	25	5
Ending Balance	$93	$51	$523	$12	$6	$11	$73	$769

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending Balance:
Collectively Evaluated for Impairment	$93	$51	$523	$12	$6	$11	$73	$769

Loans Receivable:
Ending Balance	$18,958	$2,371	$68,795	$2,026	$1,541	$409	$1,634	$95,734

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$-	$-	$-	$-	$-	$-

Ending Balance:
Collectively Evaluated for Impairment	$18,958	$2,371	$68,795	$2,026	$1,541	$409	$1,634	$95,734

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

Credit quality indicators as of September 30, 2018 and December 31, 2017:

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

The following tables represent the Company's credit exposure by credit quality indicator as of September 30, 2018 and December 31, 2017:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	September 30, 2018
	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$18,958	$2,276	$68,347	$2,026	$1,541	$409	$1,634	$95,191
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	95	448	-	-	-	-	543
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$18,958	$2,371	$68,795	$2,026	$1,541	$409	$1,634	$95,734

	December 31, 2017
	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$16,065	$2,541	$65,259	$1,703	$1,665	$451	$1,392	$89,076
Special Mention	-	-	-	-	-	-	-	-
Substandard	299	64	496	-	-	-	-	859
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$16,364	$2,605	$65,755	$1,703	$1,665	$451	$1,392	$89,935

The following tables are an aging analysis of loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable

Real Estate:
Commercial	$-	$-	$-	$18,958	$-	$18,958
Land	71	-	71	2,300	-	2,371
Residential	1,724	156	1,880	66,915	-	68,795
Construction	-	-	-	2,026	-	2,026
Multi-family	-	-	-	1,541	-	1,541
Consumer	127	-	127	282	-	409
Commercial	-	5	5	1,629	-	1,634
	$1,922	$161	$2,083	$93,651	$-	$95,734

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

The following tables below present impaired loans disaggregated by class as of and for the nine months ended September 30, 2018 and the year ended December 31, 2017:

Impaired Loans

(in thousands)

As Of And For The Nine Months Ended September 30, 2018
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$-	$-	$-	$-	$-

Impaired Loans

(in thousands)

As Of And For The Year Ended December 31, 2017
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$131	$147	$13	$145	$-
Land	16	21	2	14	-
1-4 family residential	225	228	23	218	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$372	$396	$38	$377	$-

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

There were no new modifications made in the nine months ended September 30, 2018 or 2017. Prior loan modifications have been performing in compliance with their modified terms.

Note E - Fair Value of Financial Statements

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2018 and December 31, 2017. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2018

Mortgage-Backed Securities	$4,483	$-	$4,483	$-

December 31, 2017

Mortgage-Backed Securities	$5,523	$-	$5,523	$-

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

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2018

Assets
Impaired Loans	$-	$-	$-	$-
Repossessed Assets	-	-	-	-
Total	$-	$-	$-	$-

December 31, 2017

Assets
Impaired Loans	$334	$-	$334	$-
Repossessed Assets	84	-	84	-
Total	$418	$-	$418	$-

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017, are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2018
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$7,780	$7,780	$7,780	$-	$-
Securities-Available for Sale	4,483	4,483	-	4,483	-
Securities-Held to Maturity	547	530	-	530	-
Other Equity Securities	797	797	-	-	797
Cash Value of Life Insurance	2,089	2,089	-	2,089	-
Loans Held for Sale	-	-	-	-	-
Loans-Net	93,641	94,424	-	-	94,424
	$109,337	$110,103	$7,780	$7,102	$95,221

Financial Liabilities:
Deposits	$76,825	$76,125	$-	$-	$76,125
Borrowed Funds	12,752	12,585	-	12,585	-
	$89,577	$88,710	$-	$12,585	$76,125

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$7,624	$7,624	$7,624	$-	$-
Securities-Available for Sale	5,523	5,523	-	5,523	-
Securities-Held to Maturity	651	641	-	641	-
Other Equity Securities	784	784	-	-	784
Cash Value of Life Insurance	2,051	2,051	-	2,051	-
Loans-Net	88,035	88,011	-	-	88,011
	$104,668	$104,634	$7,624	$8,215	$88,795

Financial Liabilities:
Deposits	$70,602	$70,562	$-	$-	$70,562
Borrowed Funds	14,064	13,944	-	13,944	-
	$84,666	$84,506	$-	$13,944	$70,562

NOTE F – Change in Corporate Form

On July 12, 2017, Heritage Bank of St Tammany (the “Bank”) converted to the stock form of ownership, and issued all of its stock to Heritage NOLA Bancorp, Inc. The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 12, 2017 and resulted in the issuance of 1,653,125 common shares by the Company. The cost of the Conversion and stock offering totaled $1.1 million and was deducted from the proceeds of the offering.

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

NOTE G – Earnings Per Share

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

Earnings per common share were computed as follows:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2018

Numerator:
Net income available to common shareholders	$73	315

Denominator:
Weighted average common shares outstanding	1,653,125	1,653,125
Less: Average unallocated ESOP shares	126,960	126,960
Weighted average shares	1,526,165	1,526,165

Effect of dilutive securities:
Restrictive Stock	351	-
Stock Options	-	-
Weighted average common shares outstanding - assuming dilution	1,526,516	1,526,165

Basic earnings per common share	$0.05	$0.21
Diluted earnings per common share	$0.05	$0.21

Earnings per share for the three and nine month period ending September 30, 2017 was not meaningful due to being a stock company for partial periods only.

NOTE H – Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. All employees of the Bank meeting certain requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP for the three and nine month periods ended September 30, 2018 was $21,000 and $64,000, respectively.

The stock price when issued was $10.00. The fair value of the 126,393 unallocated shares was $1.6 million based on the closing price of our common stock at September 30, 2018 of $12.55 per share.

NOTE I – Equity Incentive Plan

In August 2018, the Company's stockholders authorized the adoption of the 2018 Heritage NOLA Bancorp, Inc. Equity Incentive Plan (the “2018 Plan” or the “Plan”). No more than 231,437 shares of the Company's common stock may be issued under the Plan, of which a maximum of 165,312 may be issued pursuant to the exercise of stock options and 66,125 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares. The Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2018 Plan contains limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award.  Stock options and restricted stock awards provide for accelerated vesting upon death, disability or if there is an involuntary termination of service following a change in control (as defined in the Plan).

On August 16, 2018, the Company made grants of restricted shares and stock options for 16,530 and 41,325 shares, respectively, to non-employee members of the Board of Directors. The awards vest over a five-year period and the stock options have a ten-year period to expiration.  Each option has an exercise price of $12.48, as determined on the grant date.

On September 18, 2018, the Company made grants of restricted shares and stock options for 49,581 and 104,500 shares, respectively, to certain members of management and staff. The awards vest over either a five- or seven-year period and the stock options have a ten-year period to expiration. Each option has an exercise price of $12.45, as determined on the grant date.

Stock Options

The table below represents the stock option activity for the period shown:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at January 1, 2018	0	$-
Granted	145,825	12.46
Exercised	0	-
Forfeited	0	-
Expired	0	-

Options outstanding at September 30, 2018	145,825	$12.46

As of September 30, 2018, the Company had $538,000 of unrecognized compensation expense related to stock options, having recognized $6,000 of compensation expense for both the three and nine month periods ended September 30, 2018.  The cost of stock options will be amortized in monthly installments over the five-year and seven-year vesting periods.  The aggregate grant date fair value of the stock options granted in 2018 was $544,000.  The options outstanding at September 30, 2018, were granted on August 16, 2018 and September 18, 2018.  Accordingly, there are no options currently exercisable.

The fair value of the Company's stock options granted in 2018 were $3.69 and $3.75 for the options granted on August 16, 2018 and September 18, 2018, respectively, and they were determined using the Black-Scholes option pricing formula.  The following assumptions were used in the formula:

	Stock Options	Stock Options
	Granted	Granted
	August 16, 2018	September 18, 2018

Expected volatility	12.44%	11.94%
Risk-free interest rate	2.87%	3.05%
Expected dividend yield	0%	0%
Expected life (in years)	10	10
Exercise price for the stock options	$12.48	$12.45

Expected volatility - Based on the historical volatility of share price for the Company.

Risk-free interest rate - Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Dividend yield - Heritage NOLA Bancorp, Inc. does not anticipate a quarterly dividend per share.

Expected life - Based on the average vesting period and the ten year contractual term of the stock option plan.

Exercise price for the stock options - Based on the closing price of the Company's stock on the date of grant.

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company's stock at the time of the grant.  Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

		Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date

Non-vested at January 1, 2018	0	$-

Granted	66,111	12.46
Vested	0	-
Forfeited	0	-

Non-vested at September 30, 2018	66,111	$12.46

As of September 30, 2018, the Company had $814,000 of unrecognized compensation expense related to restricted shares having recognized $9,000 of compensation expense for both the three and nine month periods ending September 30, 2018.  The cost of the restricted shares will be amortized in monthly installments over the five and seven-year vesting periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets were $115.7 million at September 30, 2018, an increase of $5.7 million, or 5.2%, compared to $110.0 million at December 31, 2017. The increase was due primarily to an increase of $5.6 million in loans receivable, net of unearned income.

Loans, net. Loans, net increased $5.6 million, or 6.4%, to $93.6 million at September 30, 2018 from $88.0 million at December 31, 2017.  Commercial real estate loans increased $2.6 million, or 15.9%, to $19.0 million at September 30, 2018 from $16.4 million at December 31, 2017. Owner-occupied one- to four-family residential real estate loans increased $1.7 million, or 3.3%, to $52.6 million, and non-owner- occupied loans increased $1.0 million, or 8.1%, to $13.4 million.

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

Securities. Securities were $5.0 million at September 30, 2018, a decrease of $1.2 million, or 19.4%, from $6.2 million at December 31, 2017. This decrease reflects normal repayments and maturities of the mortgage backed securities.

Deposits. Deposits increased $6.2 million, or 8.8%, to $76.8 million at September 30, 2018 from $70.6 million at December 31, 2017. Certificates of deposit increased $4.5 million and checking accounts increased by $2.4 million as we took in additional deposits to offset liquidity needs.

Borrowings. Borrowings, consisting of Federal Home Loan Bank advances, decreased $1.3 million, or 9.2%, to $12.8 million at September 30, 2018 from $14.1 million at December 31, 2017.

Total Shareholders’ Equity. Total shareholders’ equity increased $255,000, or 1.1%, to $24.4 million at September 30, 2018. The increase resulted from $315,000 of net income during the period and an increase of $15,000 in additional paid-in capital for the equity incentive plans, offset by the decrease in accumulated other comprehensive income of $75,000.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income for the three months ended September 30, 2018 was $73,000, compared to $140,000 for the three months ended September 30, 2017, a decrease of $67,000.

Interest Income. Interest income increased $163,000, or 14.2%, for the three months ended September 30, 2018 from the three months ended September 30, 2017. The increase was primarily attributable to a $174,000 increase in interest on loans receivable, and a $11,000 decrease in interest on securities and other interest-earning assets. The average balance of loans during the three months ended September 30, 2018 increased $9.4 million, or 11.2%, to $93.6 million from $84.2 million for the three months ended September 30, 2017, while the average yield on loans increased 23 basis points to 5.29% for the three months ended September 30, 2018. The average balance of investment securities decreased $1.7 million to $5.2 million from $6.9 million, while other interest-earning assets decreased $5.6 million to $8.6 million for the three months ended September 30, 2018 from $14.2 million for the three months ended September 30, 2017. The average yield on investment securities increased 38 basis points and the average yield on other interest-earning assets increased 63 basis points for the three months ended September 30, 2018 compared to the same period ended September 30, 2017.

Interest Expense. Total interest expense increased $68,000, or 27.3%, to $317,000 for the three months ended September 30, 2018 from $249,000 for the three months ended September 30, 2017. Interest expense on deposits increased $47,000, or 23.3%, to $249,000 for the three months ended September 30, 2018 from $202,000 for the three months ended September 30, 2017, and interest expense on borrowed funds increased $21,000 to $68,000 for the three months ended September 30, 2018. The increase in interest expense on deposits was due to higher average interest rates reflecting the increasing market rate environment, on a greater volume of deposits. The average balance of total interest-bearing deposits increased $3.5 million to $72.6 million for the three months ended September 30, 2018 compared to $69.1 million for the three months ended September 30, 2017, while the average cost of these deposits increased 20 basis points to 1.37% from 1.17%. The average balance of FHLB advances decreased $1.0 million for the three months ended September 30, 2018 compared to the same period ended September 30, 2017, while the average cost increased 74 basis points due to increased rates for new or renewed advances.

Net Interest Income. Net interest income increased $95,000, or 10.7%, to $995,000 for the three months ended September 30, 2018 compared to $900,000 for the three months ended September 30, 2017. This increase reflects the increase in the average balances of our loans of $9.4 million for the 2018 quarter compared to the 2017 quarter.

Our net interest margin increased to 3.71% for the three months ended September 30, 2018 from 3.42% for the three months ended September 30, 2017. Net interest rate spread increased to 3.41% for the 2018 quarter compared to 3.17% for the 2017 quarter reflecting the increase in yield on interest earning assets.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2018 compared to $15,000 for the three months ended September 30, 2017. The allowance for loan losses increased to $769,000, or 0.80% of total loans, at September 30, 2018, compared to $756,000, or 0.84% of total loans, at December 31, 2017. Total nonperforming loans were $161,000 at September 30, 2018, compared to $390,000 at December 31, 2017. Classified (substandard, doubtful and loss) loans were $543,000 at September 30, 2018, and $859,000 at December 31, 2017. There were $4,000 in charge-offs and no recoveries in the three months ending September 30, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 477.6% at September 30, 2018, compared to 193.8% at December 31, 2017.

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

Noninterest Income. Noninterest income increased $5,000, or 6.3%, to $85,000 for the three months ended September 30, 2018 from $80,000 for the three months ended September 30, 2017. The increase was primarily due to an increase of $10,000 in gain on other noninterest income and loan servicing income, offset by a decrease in gains on sale of loans of $5,000 for the three months ended September 30, 2018, compared to the same three month period in 2017.

Noninterest Expense. Noninterest expense increased $240,000, or 32.0%, to $989,000 for the three months ended September 30, 2018 compared to $749,000 for the three months ended September 30, 2017. The increase was due primarily to a $113,000 increase in salaries and employee benefits, a $58,000 increase in other noninterest expense, and a $47,000 increase in legal, accounting and professional fees. The increase in salaries and employee benefits is due to an increase of five full-time employees. The increase in other noninterest expense is due to increased expenses for the general and administrative expenses related to being a public company. The increase in legal, accounting and professional fees is due to expenses related to being a public stock company. We expect our noninterest expense to increase in future periods due to the anticipated costs of increased compensation expense related to the implementation of stock-based benefit plans which were approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $18,000 for the three months ended September 30, 2018 compared to $76,000 for the three months ended September 30, 2017. The decrease was primarily due to the lower tax rate afforded by the Tax Cuts and Jobs Act of 2017. The effective tax rate was 19.78% for the quarter ended September 30, 2018 compared to 35.2% for the same quarter in 2017.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income for the nine months ended September 30, 2018 was $315,000, compared to $374,000 for the nine months ended September 30, 2017, a decrease of $59,000. The decrease in net income was primarily due to an increase in noninterest expense of $534,000 and an increase in interest expense of $87,000. These were offset by a $383,000 increase in interest income, a decrease in provision for loan losses of $60,000, and a decrease in provision for income taxes of $125,000 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Interest Income. Interest income increased $383,000, or 11.3%, to $3.8 million for the nine months ended September 30, 2018 from $3.4 million for the nine months ended September 30, 2017. The increase was attributable to a $383,000 increase in interest on loans receivable. The average balance of loans during the nine months ended September 30, 2018 increased $8.7 million, or 10.6%, to $90.6 million from $81.9 million for the nine months ended September 30, 2017, while the average yield on loans increased seven basis points for the nine months ended September 30, 2018 from 5.13% for the nine months ended September 30, 2017. The average balance of investment securities decreased $1.8 million while the average yield increased 33 basis points, and other interest-earning assets decreased $2.3 million, while the average yield increased by 53 basis points for the nine months ended September 30, 2018 from the nine months ended September 30, 2017.

Interest Expense. Total interest expense increased $87,000, or 11.3%, to $857,000 for the nine months ended September 30, 2018 from $770,000 for the nine months ended September 30, 2017. Interest expense on deposit accounts increased $61,000, or 9.9%, to $675,000 for the nine months ended September 30, 2018 from $614,000 for the nine months ended September 30, 2017. Interest expense on borrowings increased $26,000 to $182,000 for the nine months ended September 30, 2018 from $156,000 for the nine months ended September 30, 2017. The average balance of FHLB advances decreased $3.8 million to $13.1 million for the nine months ended September 30, 2018 compared to $16.9 million for the nine months ended September 30, 2017, while the average cost of these advances increased 62 basis points to 1.85% from 1.23%.

Net Interest Income. Net interest income increased $296,000, or 11.4%, to $2.9 million for the nine months ended September 30, 2018 compared to $2.6 million for the nine months ended September 30, 2017. The increase reflects an increase in our loan portfolio period to period.

Our net interest margin increased to 3.68% for the nine months ended September 30, 2018 from 3.45% for the nine months ended September 30, 2017 reflecting the increase in loans and a decrease in other interest-earning categories of assets. Net interest rate spread increased to 3.39% for the nine months ended September 30, 2018 compared to 3.30% for the same period in 2017.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2018 decreased $60,000, or 92.3% for the nine months ended September 30, 2017 compared to the same period ended September 30, 2017. There were $8,000 in charge-offs and $16,000 in recoveries during the nine months ending September 30, 2018.

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

Noninterest Income. Noninterest income decreased $6,000, or 2.5%, to $230,000 for the nine months ended September 30, 2018 from $236,000 for the nine months ended September 30, 2017. The decrease was primarily due to a decrease in the gain on sale of loans originated for sale of $16,000. Activity in loan originations to be sold in the secondary market has declined due to market conditions.

Noninterest Expense. Noninterest expense increased $534,000, or 24.3%, to $2.7 million for the nine months ended September 30, 2018 compared to $2.2 million for the nine months ended September 30, 2017. The increase was attributable to an $224,000 increase in salaries and employee benefits, a $94,000 increase in legal, accounting and professional fees, and an increase in other noninterest expense of $164,000. The increase in salaries and employee benefits is due to an increase of five full-time employees and the compensation expense of the stock-based benefit plans. The increase in other noninterest expense is due to increased expenses for the general and administrative expenses related to being a public stock company and various expenses to get the new branch facility in Madisonville open. and the increase in legal, accounting and professional fees is due to expenses related to being a public company. We expect our noninterest expense to increase in future periods due to the anticipated costs of increased compensation expense related to the implementation of the stock-based benefit plans approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $76,000 for the nine months ended September 30, 2018 compared to $201,000 for the nine months ended September 30, 2017. The decrease was primarily due to the lower tax rate afforded by the Tax Cuts and Jobs Act of 2017. The effective tax rate was 19.4% for the nine month ended September 30, 2018 compared to 35.0% for the same period in 2017.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and borrowings. We have the ability to borrow from the FHLB-Dallas. At September 30, 2018, we had $12.8 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $31.3 million more from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $689,000 and $663,000 for the nine months ended September 30, 2018 and 2017, respectively. Net cash resulting from investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was ($5.5 million) and ($10.2 million) for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts, Federal Home Loan Bank advances and proceeds from the stock offering (2017), was $5.2 million and $10.8 million for the nine months ended September 30, 2018 and 2017, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2018, Heritage Bank of St. Tammany exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $18.1 million, or 15.65% of adjusted average total assets, which is above the well-capitalized required level of $5.8 million, or 5.0%; and total risk-based capital of $18.9 million, or 27.17% of risk-weighted assets, which is above the well-capitalized required level of $7.0 million, or 10.0%; and common equity Tier 1 capital of $18.1 million or 26.06% of risk weighted assets, which is above the well-capitalized required level of $4.5 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at September 30, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE NOLA BANCORP, INC.

Date: November 13, 2018	/s/W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: November 13, 2018	/s/Lisa B. Hughes
Lisa B. Hughes
Senior Vice President/Chief Financial Officer

