Form 10-K
period 2018-12-31
Heritage NOLA Bancorp, Inc.
filed 2019-03-29
CIK 1700175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 29, 2018 ($12.48) was approximately $17.4 million.

As of March 26, 2019, there were 1,656,036 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for 2019 Annual Meeting of Stockholders (Part III)

PART I

ITEM 1.	Business

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

Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in July 2017, and any dividends we receive from Heritage Bank. We neither own nor lease any property, but, as necessary, pay a fee to Heritage Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Heritage Bank who also serve as officers of Heritage NOLA Bancorp. We use the support staff of Heritage Bank from time to time and pay a fee to Heritage Bank for the time devoted to Heritage NOLA Bancorp by employees of Heritage Bank. However, these persons are not separately compensated by Heritage NOLA Bancorp. Heritage NOLA Bancorp may hire additional employees, as appropriate, to the extent it expands its business in the future.

BUSINESS OF HERITAGE BANK OF ST. TAMMANY

General

We conduct our business from our main office in Covington, Louisiana, and our branch offices in Slidell. Louisiana, and Madisonville, Louisiana. All offices are located in St. Tammany Parish, within the metropolitan area of New Orleans. Additionally, on September 11, 2018, the Bank purchased a site in western St. Tammany Parish, Louisiana to build an additional branch facility in the future.

Covington is the Parish Seat of St. Tammany Parish, which is located on the north shore of Lake Pontchartrain which separates St. Tammany Parish from New Orleans. Our primary market area is St. Tammany Parish. To a lesser extent, we also originate loans in the greater New Orleans metropolitan area and the parishes and counties contiguous to St. Tammany Parish.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties and home equity lines of credit, and commercial real estate. We also originate land, construction and multifamily loans, and to a much lesser extent, originate consumer loans and purchase commercial business loans. At December 31, 2018, $69.4 million, or 69.2% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $13.5 million of which were non-owner-occupied loans. While we originate conforming one- to four-family residential real estate loans that we sell to Freddie Mac, we also originate a substantial amount of non-conforming loans that we retain in our portfolio. Since the consummation of our stock offering, we have hired two experienced commercial lenders and intend to increase our emphasis on the origination of commercial real estate loans.

We offer a variety of deposit accounts, including noninterest-bearing and interest-bearing demand deposit accounts, savings accounts, and certificates of deposit. We utilize advances from the FHLB-Dallas for asset/liability management purposes. At December 31, 2018, we had $16.8 million in advances outstanding with the FHLB-Dallas.

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

Market Area

We conduct our business from our main office in Covington, Louisiana, and our branch offices in Slidell, Louisiana, and Madisonville, Louisiana, all of which are located in St. Tammany Parish, within the greater metropolitan area of New Orleans. Additionally, on September 11, 2018, the Bank purchased a site in western St. Tammany Parish, Louisiana to build an additional branch facility in the future.

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

Competition

We face vigorous competition both in making loans and attracting deposits due to a high concentration of financial institutions within our market area. Additionally, we are much smaller than the majority of depository institutions in our market area. The financial resources of these larger competitors permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. Our competition includes commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2018, based on the most recent available FDIC data, there were 26 FDIC-insured financial institutions with offices in St. Tammany Parish, of which we ranked 11th, with a market share of deposits of 1.4%. We do not have a significant market share of either deposits or residential lending in any other parish in Louisiana.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans, including non-owner-occupied loans and home equity lines of credit, and commercial real estate loans. We also originate land, construction and multifamily loans, and to a much lesser extent, we originate consumer loans.

Historically a significant amount of loans that we have originated are non-conforming, and we retain these loans in our portfolio. Generally, we sell most of the conforming conventional, fixed-rate one- to four-family residential real estate loans that we originate to Freddie Mac on a servicing-retained basis. In 2018 and 2017, approximately 69% and 71% of the owner-occupied, one-to four-family residential real estate loans that we originated, respectively, were retained in our portfolio.

While commercial real estate loans have not historically comprised a significant portion of our total loan portfolio, we continued to increase our portfolio of these loans in 2018, through loan originations and participation purchases. The participations were purchased from other financial institutions that are secured by properties within our market area of St. Tammany Parish and in the parishes contiguous to St. Tammany Parish. We intend to continue to purchase these types of participations, and since the consummation of our conversion and stock offering we have hired two commercial lenders in an effort to increase our origination of commercial real estate loans.

In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of these types of commercial business loans in the future.

However, we expect that one- to four-family residential real estate lending will continue to be the core of our lending operations in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family residential:
Owner-occupied	$52,956	52.8%	$50,863	56.6%
Non-owner-occupied	13,485	13.4	12,405	13.8
Home equity lines of credit	2,973	3.0	2,487	2.8
Commercial real estate	21,868	21.8	16,364	18.2
Land	2,211	2.2	2,605	2.9
Construction	2,947	2.9	1,703	1.9
Multifamily	1,524	1.5	1,665	1.8
Commercial	1,964	2.0	1,392	1.5
Consumer	354	0.4	451	0.5

Total loans receivable	100,282	100.0%	89,935	100.0%

Deferred loan costs (fees)	(380)		(443)
Loans in process	(1,601)		(701)
Allowance for loan losses	(768)		(756)

Total loans receivable, net	$97,533		$88,035

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

(Dollars in thousands)	One- to four- family residential real estate	Commercial real estate	Land	Construction	Multifamily		Consumer	Commercial business		Total

Due During the Years Ending December 31,
2019	$813	$49	$113	$-	$	―	$33	$	―	$1,008
2020	382	37	151	―		949	19		―	1,538
2021	523	455	253	―		-	100		8	1,339
2022 to 2023	1,271	2,259	99	―		―	202		463	4,294
2024 to 2028	8,854	3,837	478	―		118	―		1,493	14,780
2029 to 2033	24,208	2,924	1,020	―		―	―		―	28,152
2034 and beyond	33,363	12,307	97	2,947		457	―		―	49,171

Total	$69,414	$21,868	$2,211	$2,947		$1,524	$354		$1,964	$100,282

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate:
One- to four-family residential:
Owner-occupied	$43,746	$8,505	$52,251
Non-owner-occupied	11,791	1,586	13,377
Home equity lines of credit	―	2,973	2,973
Commercial real estate	8,966	12,853	21,819
Land	680	1,418	2,098
Construction	998	1,949	2,947
Multifamily	1,067	457	1,524
Consumer	―	321	321
Commercial business	1,964	―	1,964
Total	$69,212	$30,062	$99,274

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Heritage Bank of St. Tammany’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2018, our largest credit relationship consisted of one loan which totaled $2.5 million and was secured by a commercial office building. Our second largest relationship at this date was $1.9 million total consisting of fourteen loans secured by residential investment properties. At December 31, 2018, these loans were performing in accordance with their repayment terms.

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

One- to Four-Family Residential Real Estate Lending. At December 31, 2018, $53.0 million, or 52.8% of our total loans, was secured by owner-occupied, one- to four-family residential real estate. At this date, we had an additional $13.5 million, or 13.4% of our total loan portfolio, secured by non-owner-occupied, one- to four-family residential real estate loans. We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2018, these types of loans were comprised of 81% fixed-rate loans, and 19% adjustable-rate loans.

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

We originate one- to four-family residential real estate loans for retention in our portfolio as well as for sale in the secondary market. Loans originated for sale are underwritten according to Freddie Mac guidelines, typically with terms of up to 30 years. We generally retain the servicing on loans we sell to Freddie Mac. Additionally, we originate a substantial amount of non-conforming, one- to four-family residential real estate loans that we retain in our portfolio. These loans might be nonconforming as a result of the loan to value of the appraised property securing the loan, or the debt to income ratio or the credit score of the borrower, or other nonconforming aspects of the credit. Fixed rate loans that we currently offer and retain in our portfolio at December 31, 2018 had a maximum fixed-rate term of 20 years.

At December 31, 2018, approximately 85% of our one- to four-family residential real estate loans were secured by properties located in our market area. On a limited basis we have purchased or originated one- to four-family residential real estate loans from outside of our market area.

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

We also originate fixed-rate and adjustable-rate non-owner-occupied, one- to four-family residential real estate loans. The fixed-rate loans have terms of up to 15 years. Our adjustable-rate loans have terms and amortization schedules of up to 20 years.

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

Other than construction loans which are interest-only during the construction period and then convert to permanent one-to four-family residential mortgage loans, we do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer one- to four-family residential real estate loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” on one- to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans to borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

Home Equity Lines of Credit. We offer home equity lines of credit on owner-occupied homes, which are secured by first or second mortgages on residences. We generally offer these loans with a maximum total loan-to-value ratio (including senior liens on the collateral property) of up to 89%. Our home equity lines of credit are interest-only revolving lines of credit with a draw period of up to 10 years. Generally, the rates on our home equity lines of credit are tied to the prevailing Prime Rate as published in The Wall Street Journal. Our home equity lines of credit require additional underwriting criteria, including that the loan must be in the borrower’s personal name and generally that the borrower must have a deposit relationship with the Bank. At December 31, 2018, we had $3.0 million of home equity lines of credit, representing 3.0% of our total loan portfolio. At December 31, 2018, we had no home equity lines of credit that were 60 days or more delinquent.

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

Commercial Real Estate Lending. In addition to one- to four-family residential real estate lending, we also originate and purchase, and intend to increase our emphasis on the origination and purchase of, commercial real estate loans. At December 31, 2018, $21.9 million, or 21.8% of our total loan portfolio, was comprised of commercial real estate loans.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2018. At December 31, 2018, $9.2 million of our commercial loans were secured by non-owner-occupied properties.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Office	26	$11,183
Restaurant	9	4,405
Retail	8	2,376
Grocery	2	1,454
Boat Storage Facility	1	1,069
Other	5	1,381
Total	51	$21,868

At December 31, 2018, our largest outstanding commercial real estate loan had a balance of $2.5 million and was secured by a commercial office building. This loan was performing in accordance with its original repayment terms at December 31, 2018.

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

Multifamily Real Estate Loans. At December 31, 2018, multifamily real estate loans were comprised of three lending relationships and totaled $1.5 million, or 1.5% of our total loan portfolio.

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

At December 31, 2018, our largest multifamily real estate loan had a balance of $949,000 and was a participation that we purchased that is secured by a 58-unit property located in our market area. At December 31, 2018, this loan was performing in accordance with its terms.

Construction and Land Lending. At December 31, 2018, we had $2.9 million, or 2.9% of our total loan portfolio, in construction loans, all of which were secured by owner-occupied, single-family residences. At this date we had an additional $2.2 million, or 2.2% of our total loan portfolio, in land loans. We offer loans for the construction of owner-occupied residential properties as well as non-owner occupied residential and commercial properties. At December 31, 2018, our largest construction loan was a $440,000 loan secured by an owner-occupied, one- to four-family residential real estate loan. This loan was performing in accordance with its original repayment terms at December 31, 2018.

Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. We do not extend credit if construction has already commenced, except in unique circumstances and upon the approval of the President and Chief Credit Officer or the loan committee and if title insurance is obtained. Our residential construction loans have rates and terms comparable to residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 85% of the lesser of the appraised value of the completed property or the total cost of the construction project. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

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

Commercial Business Lending. In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. At December 31, 2018, we had $2.0 million of commercial business loans, $1.7 million of which were loans to healthcare professionals secured by personal guarantees from the borrower, purchased from Bankers Healthcare Group. Commercial business loans represent 2.0% of our total loan portfolio. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of the Bankers Healthcare Group loans such that the aggregate outstanding balance of these loans would equal our regulatory loans to one borrower limitation. We anticipate originating more commercial business loans in the future.

Consumer Lending. At December 31, 2018, we had $354,000, or 0.4% of our loan portfolio, in consumer loans. This figure includes $12,000 of demand deposit overdrafts. Our consumer loans are primarily secured by savings accounts or certificates of deposit, and are interest-only loans. The majority of these loans have a variable rate of interest for a term of up to five years, tied to the Wall Street Journal prime rate.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers. In recent years, we expanded our staff to include additional residential real estate lenders and experienced commercial lenders to increase our loan originations.

Consistent with our growth strategy, we have purchased loans and participations in loans secured by both one- to four-family residential and commercial real estate. For the year ended December 31, 2018, one- to four-family secured loans accounted for $474,000 in purchased loans and participations and commercial real estate accounted for $3.2 million in purchased loans and participations. Additionally during 2018, we purchased loans to healthcare professionals through Bankers Healthcare Group totaling $652,000. We originate one-to four-family residential real estate loans that conform to Freddie Mac guidelines for sale into the secondary market. In 2018 and 2017, we originated for sale and sold $3.5 million and $3.4 million, respectively, of one- to four-family residential real estate loans.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2018	2017

Total loans, at beginning of period	$89,935	$76,661

Loans originated:
Real estate:
One- to four-family residential:
Owner-occupied	11,242	11,740
Non-owner-occupied	2,128	1,656
Home equity lines of credit	1,761	1,666
Commercial real estate	5,385	1,826
Land	410	433
Construction	4,452	1,691
Multifamily	—	219
Commercial Business	420	—
Consumer	355	55
Total loans originated	26,153	19,286

Loans purchased:
Real estate:
One- to four-family residential:
Owner-occupied	—	984
Non-owner-occupied	474	1,186
Commercial real estate	3,244	10,055
Multifamily	—	475
Commercial business	652	1,235
Total loans purchased	4,370	13,935

Loans sold:
Real estate:
One- to four-family residential:
Owner-occupied	3,472	3,393
Total loans sold	3,472	3,393

Other:
Principal repayments, etc	16,704	16,554

Net loan activity	10,347	13,274
Total loans, including loans held for sale, at end of period	$100,282	$89,935

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent commercial real estate, multifamily, construction and land loans are handled in a similar fashion. Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection laws. In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2018, we had no loans which were classified as a troubled debt restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2018
Real estate:
One- to four-family residential:
Owner-occupied	15	$2034	1	$100	16	$2,134
Non-owner-occupied	—	—	—	—	—	—
Home equity lines of credit	1	82	—	—	1	82
Commercial real estate	1	222	—	—	1	222
Land	2	15	—	—	2	15
Construction	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	3	66	—	—	3	66
Commercial business	—	—	—	—	—	—
Total	22	$2,419	1	$100	23	$2,519

At December 31, 2017
Real estate:
One- to four-family residential:
Owner-occupied	13	$1,744	1	$225	14	$1,969
Non-owner-occupied	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Commercial real estate	1	237	1	131	2	368
Land	2	103	2	34	4	137
Construction	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	2	20	—	—	2	20
Commercial business	—	—	—	—	—	—
Total	18	$2,104	4	$390	22	$2,494

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.” At December 31, 2018, we had no loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2018 and 2017 include approximately $100,000 and $390,000 of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $10,000 and $38,000 at December 31, 2018 and 2017, respectively.

	At December 31,
(Dollars in thousands)	2018	2017
Substandard assets	$662	$859
Doubtful assets	―	―
Loss assets	―	―
Total classified assets	$662	$859

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2018		2017
	(Dollars in thousands)

Non-accrual loans:
Real estate:
One- to four-family residential:
Owner-occupied		$100		$225
Non-owner-occupied		―		―
Home equity lines of credit		―		―
Commercial real estate		―		131
Land		―		16
Construction		―		―
Multifamily		―		―
Consumer		―		―
Commercial business		―		―
Total		100		372

Accruing loans 90 days or more past due:
Real estate:
One- to four-family residential:
Owner-occupied		―		―
Non-owner-occupied		―		―
Home equity lines of credit		―		―
Commercial real estate		―		―
Land		―		18
Construction		―		―
Multifamily		―		―
Consumer		―		―
Commercial business		―		―
Total accruing loans 90 days or more past due		―		18

Total non-performing loans		100		390

Real estate owned		―		84

Total non-performing assets		$100		$474

Accruing troubled debt restructurings:
Real estate:
One- to four-family residential:
Owner-occupied	$	―	$	―
Non-owner-occupied		―		―
Home equity lines of credit		―		―
Commercial real estate		―		―
Land		―		―
Construction		―		―
Multifamily		―		―
Consumer		―		―
Commercial business		―		―
Total	$	―	$	―

Ratios:
Total non-performing loans to total loans		0.10%		0.43%
Total non-performing assets to total assets		0.08%		0.43%
Total non-performing loans and TDRs to total loans		0.10%		0.43%
Total non-performing assets and TDRs to total assets		0.08%		0.43%

For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was immaterial. Interest income recognized on such loans for the year ended December 31, 2018 was immaterial.

Other Loans of Concern. At December 31, 2018 and 2017, there were $562,000 and $487,000, respectively, of other loans, all of which were classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings table above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)

Balance at beginning of year	$756	$692

Charge-offs:
Real estate:
One- to four-family residential:
Owner-occupied	―	―
Non-owner-occupied	―	―
Home equity lines of credit	―	―
Commercial real estate	1	16
Land	―	―
Construction	―	―
Multifamily	―	―
Consumer	8	―
Commercial business	―	―
Total charge-offs	9	16

Recoveries:
Real estate:
One- to four-family residential:
Owner-occupied	13	―
Non-owner-occupied	―	―
Home equity lines of credit	―	―
Commercial real estate	3	―
Land	―	―
Construction	―	―
Multifamily	―	―
Consumer	―	―
Commercial business	―	―
Total recoveries	16	―

Net charge-offs (recoveries)	(7)	16
Provision for loan losses	5	80

Balance at end of year	$768	$756

Ratios:
Net charge-offs to average loans outstanding	-0.01%	0.02%
Allowance for loan losses to non-performing loans at end of year	768.00%	193.85%
Allowance for loan losses to total loans at end of year	0.77%	0.84%

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

	At December 31,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)

Real estate:
One- to four-family residential	$519	67.6%	69.2%	$545	72.1%	73.2%
Commercial real estate	113	14.7	21.8	94	12.4	18.2
Land	23	3.0	2.2	56	7.4	2.9
Construction	16	2.1	2.9	8	1.1	1.9
Multifamily	5	0.6	1.5	4	0.5	1.8
Consumer	9	1.2	0.4	1	0.1	0.5
Commercial business	83	10.8	2.0	48	6.4	1.5
Total allowance for loan losses	$768	100.0%	100.0%	$756	100.0%	100.0%

At December 31, 2018, our allowance for loan losses represented 0.8% of total loans and 768.0% of nonperforming loans, and at December 31, 2017, our allowance for loan losses represented 0.8% of total loans and 193.9% of nonperforming loans. During the year ended December 31, 2018, there were $9,000 loan charge-offs and $16,000 in recoveries, and for the year ended December 31, 2017, there were $16,000 in loan charge-offs and no recoveries.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2018 and 2017, our investment portfolio consisted of mortgage-backed securities only.

Mortgage-Backed Securities. At December 31, 2018, we had mortgage-backed securities with a carrying value of $4.7 million, which constituted 100.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Heritage Bank of St. Tammany. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

The following table sets forth the amortized cost and fair value of our investment securities portfolio, at the dates indicated.

	At December 31,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Available for sale:
Mortgage-backed securities	$4,260	$4,221	$5,514	$5,523

Held to maturity:
Mortgage-backed securities	518	507	651	641

Total investment securities	$4,778	$4,728	$6,165	$6,164

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:

Mortgage-backed securities	1	1.47%	179	1.21%	1,758	2.20%	2,322	2.94%	4,260	4,221	2.56%

Securities held to-to-maturity:

Mortgage-backed securities	―	―%	―	―%	289	2.08%	229	2.19%	518	507	2.13%

Total securities	$1	1.47%	$179	1.21%	$2,047	2.18%	$2,551	2.87%	$4,778	$4,728	2.51%

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Statement savings	$14,656	19.6%	0.25%	$15,489	20.8%	0.23%
Non-interest bearing demand	3,730	5.0	―	4,812	6.5	―
NOW	3,894	5.2	0.23	3,469	4.6	0.20
Certificates of deposit	52,629	70.2	1.70	50,734	68.1	1.53

Total deposits	$74,909	100.0%	1.26%	$74,504	100.0%	1.10%

As of December 31, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $34.1 million. The following table sets forth the maturity of those certificates as of December 31, 2018.

At December 31, 2018
(In thousands)

Three months or less	$2,977
Over three months through six months	3,790
Over six months through one year	11,306
Over one year to three years	12,607
Over three years	3,376

Total	$34,056

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017
	(In thousands)

Interest Rate:
Less than 1.00%	$50	$1,085
1.00% - 1.99%	31,173	38,245
2.00% - 2.99%	20,821	8,367
3.00% - 3.99%	2,370	1,805

Total	$54,414	$49,502

Borrowings. We may obtain advances from the FHLB-Dallas upon the security of our capital stock in the FHLB-Dallas and our one- to four-family residential real estate portfolio. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At December 31, 2018, we had $16.8 million in outstanding advances from the FHLB-Dallas. At December 31, 2018, based on available collateral and our ownership of FHLB-Dallas stock, and based upon our internal policy, we had access to additional FHLB-Dallas advances of up to $26.6 million.

In addition, Heritage Bank of St. Tammany has the ability to borrow up to $3.0 million on a line of credit with First National Bankers’ Bank. At December 31, 2018, there was no balance on this line of credit.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)

FHLB:
Balance at end of period	$16,822	$14,064
Average balance during period	13,415	15,771
Maximum outstanding at any month end	16,822	20,088
Weighted average interest rate at end of period	2.41%	1.55%
Average interest rate during period	1.98%	1.29%

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

Employees

As of December 31, 2018 we had 23 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

As a savings and loan holding company, Heritage NOLA Bancorp is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. Heritage NOLA Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

Examinations and Assessments. Heritage Bank is primarily supervised by the Office of the Comptroller of the Currency (“OCC”), and as such is required to file reports with and is subject to periodic examination by the OCC. Heritage Bank also is required to pay assessments to the OCC to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Heritage Bank has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

At December 31, 2018, Heritage Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, Heritage Bank was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, Heritage Bank satisfied the QTL test.

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

Prompt Corrective Action. Under the federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2018, Heritage Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Insurance of Deposit Accounts. Heritage Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Heritage Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for banks with less than $10 billion of assets currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The FDIC indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% when the fund ratio achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Heritage Bank. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.

Proposed Federal Regulation

On September 10, 2018, the Office of the Comptroller of the Currency issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017, to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action. The proposed rule is subject to change, and the OCC will issue a final rule after reviewing all comments on the proposal.

Other Regulations

Interest and other charges collected or contracted for by Heritage Bank are subject to state usury laws and federal laws concerning interest rates. Heritage Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Heritage Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Federal Home Loan Bank System

Heritage Bank of St. Tammany is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Heritage Bank was in compliance with this requirement at December 31, 2018. Based on redemption provisions of the FHLB-Dallas, the stock has no quoted market value and is carried at cost. Heritage Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB-Dallas. As of December 31, 2018, no impairment has been recognized.

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

Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, the Federal Reserve Board has extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and, as a result of recent legislation, increased the threshold for the exception from $1.0 billion in assets to $3.0 billion. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

In order for Heritage NOLA Bancorp to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Heritage Bank of St. Tammany must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2018, Heritage Bank maintained 72.6% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Heritage NOLA Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Heritage NOLA Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

Heritage NOLA Bancorp, Inc. is an emerging growth company under the JOBS Act. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company in April 2022, five years after the completion of our stock offering.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Heritage NOLA Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally a company with less than $75 million of voting and non-voting common equity held by non-affiliates). Finally, an emerging growth company may elect to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, but must make such election when the company is first required to file a registration statement. Heritage NOLA Bancorp, Inc. has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2018, Heritage Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. For the year ended December 31, 2018, Heritage NOLA Bancorp, Inc. and Subsidiary generated no federal net operating loss carryforwards.  Heritage NOLA Bancorp, Inc. and Subsidiary generated no net operating loss carryforward for Louisiana. Heritage NOLA Bancorp, Inc. and Subsidiary also had no net operating loss carryforward generated prior to 2018.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2018, Heritage NOLA Bancorp, Inc. and Subsidiary had no capital loss carryover.

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

At December 31, 2018, the net book value of our properties was $5.1 million. We own our three full-service offices located at 205 North Columbia Street, Covington, Louisiana, 200 Gause Boulevard, Slidell, Louisiana, and 707 Main Street, Madisonville, Louisiana. Additionally, we own a parcel of property located in western St. Tammany Parish, Louisiana, which we expect to become a full-service branch in 2020. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

ITEM 3.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “HRGG.” The approximate number of holders of record of Heritage NOLA Bancorp, Inc. common stock as of December 31, 2018 was 85. Certain shares of Heritage NOLA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Heritage NOLA Bancorp’s common stock for the year ended December 31, 2018. The common stock did not trade until July 13, 2017; and accordingly, no information is presented for prior periods.

	High	Low
2018:
Quarter Ended December 31	$13.16	$12.45
Quarter Ended September 30	12.58	12.25
Quarter Ended June 30	12.48	11.77
Quarter Ended March 31	12.52	11.62

2017:
Quarter Ended December 31	$12.00	$11.30
Quarter Ended September 30	12.35	11.61

(b)                Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

The Company’s repurchases of common stock for the three months ended December 31, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2018	25,500	$12.86	25,500	57,156
November 1 through November 30, 2018	9,500	$12.68	35,000	47,656
December 1 through December 31, 2018	10,200	$12.81	45,200	37,456

(1)	On July 24, 2018, the Board of Directors of the Company authorized a stock repurchase program under which it may repurchase up to 82,656 shares, or 5.0%, of the Company’s outstanding common stock. The repurchase program would continue until it is completed or terminated by the Company’s Board of Directors.

ITEM 6.	Selected Financial Data

	At or For the Years Ended December 31,
	2018	2017

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.37%	0.51%
Return on average equity	1.72%	3.35%
Average equity to average total assets	21.32%	15.15%

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties and home equity lines of credit, and commercial real estate loans. We also originate land, construction and multifamily loans, and to a much lesser extent, we originate consumer loans and purchase commercial business loans. At December 31, 2018, $69.4 million, or 69.2% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $13.5 million of which were non-owner-occupied loans. While we originate conforming one- to four-family residential real estate loans that we sell to Freddie Mac, historically we have also originated a substantial amount of non-conforming loans that we retain in our portfolio. Since the consummation of our stock offering, we have hired two experienced commercial lenders and intend to increase our emphasis on the origination of commercial real estate loans.

In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of these types of commercial business loans in the future.

We offer a variety of deposit accounts, including interest- and noninterest-bearing demand accounts, savings accounts, and certificates of deposit. We utilize advances from the FHLB-Dallas for asset/liability management purposes. At December 31, 2018, we had $16.8 million in advances outstanding with the FHLB-Dallas.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•	Continuing to focus on one- to four-family residential real estate lending, including our practice of originating for retention in our portfolio, nonconforming long-term loans. We have been, and will continue to be, primarily a one- to four-family residential real estate lender for borrowers in our market area. As of December 31, 2018, $69.4 million, or 69.2% of our total loan portfolio, consisted of one- to four-family residential real estate loans, including $13.5 million, or 13.4%, of non-owner-occupied loans, and $3.0 million, or 3.0%, of home equity lines of credit. While we intend to increase our focus on the origination and purchase of commercial real estate lending in an effort to increase yield, we expect that one- to four-family residential real estate lending will remain our primary lending activity.

•	Increasing commercial real estate lending and commercial business lending. In order to increase the yield on our loan portfolio and reduce the term to maturity of our loan portfolio, we intend to increase our emphasis on the origination and purchase of commercial real estate loans, while maintaining conservative underwriting standards. As part of this strategy, we have hired two experienced commercial lenders. The additional capital raised in the initial stock offering which was consummated in July 2017 increased our commercial lending capacity by increasing our loans to one borrower limit and we believe will enable us to originate more loans.

•	Maintaining our strong asset quality through conservative loan underwriting. As we seek to diversify our loan portfolio, we intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes. In recent years, management and the board of directors have focused on improving the Bank’s asset quality by implementing such policies and procedures. At December 31, 2018, nonperforming assets totaled $100,000, or 0.1% of total assets, down from $474,000, or 0.4% of total assets at December 31, 2017.

•	Attracting and retaining customers in our market area and increasing our “core” deposits consisting of demand and savings accounts. We are attempting to increase our core deposits, including noninterest-bearing transaction accounts, and decrease our dependence on certificates of deposit.

•	Remaining a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1924 and have been operating continuously in and around Covington, Louisiana since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a solid base of local retail customers on which we hope to continue to build our banking business.

•	Expanding our banking franchise as opportunities arise through de novo branching and/or branch acquisitions. We currently operate from our three full-service banking offices. We believe there are branch expansion opportunities in our primary market area. We intend to evaluate branch expansion opportunities, including through establishing a de novo branch and/or branch acquisitions as such opportunities arise. Consistent with this strategy, on September 11, 2018, the Bank purchased a parcel of land in western St. Tammany Parish, Louisiana for future branch expansion.

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

Mortgage Servicing Rights. We sell all of our conforming conventional one- to four-family residential real estate loans on a servicing-retained basis to Freddie Mac. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. At December 31, 2018, we were servicing loans sold to Freddie Mac totaling $30.6 million, and we were servicing an additional $11.3 million of loans held by Habitat for Humanity. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Total Assets. Total assets increased $9.4 million, or 8.5%, to $119.4 million at December 31, 2018 from $110.0 million at December 31, 2017. In our initial stock offering which was consummated on July 12, 2017, the Company received net proceeds of $15.4 million and these funds were utilized, together with increased Federal Home Loan Bank advances, to increase our loan portfolio through originations and purchased participations. Net loans increased $9.5 million, offset in part by a decrease of $1.4 million in mortgage-backed securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $377,000, or 9.4%, to $4.4 million at December 31, 2018 from $4.0 million at December 31, 2017. The increase was due in part to the additional cash for the new branch and ATM in Madisonville, LA.

Net Loans.  Net loans increased $9.5 million, or 10.8%, to $97.5 million at December 31, 2018 from $88.0 million at December 31, 2017. During the year ended December 31, 2018, we originated $26.2 million of loans, $15.1 million of which were one- to four-family residential real estate loans, $5.4 million of which were commercial real estate loans and the remaining $5.6 million were land, consumer, commercial business and construction loans. During 2018, one- to four-family residential real estate loans increased $3.7 million, or 5.6%, to $69.4 million at December 31, 2018, from $65.7 million at December 31, 2017, commercial real estate loans increased $5.5 million, or 33.6%, to $21.9 million at December 31, 2018 from $16.4 million at December 31, 2017. At December 31, 2018, purchased loans and participations accounted for $11.6 million of our commercial real estate loans.  Construction loans increased $1.2 million, or 70.6%, to $2.9 million at December 31, 2018 from $1.7 million at December 31, 2017. These increases were consistent with our business strategy to increase our asset size and deploy the net proceeds from the offering into loans.

In 2018, we sold $3.5 million of loans, all of which were one- to four-family residential real estate loans, on both a servicing-retained and servicing-released basis. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

Securities.  In 2018, securities available-for-sale and held-to-maturity, which consist entirely of government-sponsored mortgage-backed securities, decreased to $4.7 million at December 31, 2018 from $6.2 million at December 31, 2017. This decrease was due to normal repayments and prepayments of the loans securing the securities.

Premises and Equipment. Premises and equipment increased $1.0 million, or 24.4%, to $5.1 million at December 31, 2018 from $4.1 million at December 31, 2017. The increase resulted primarily from the remodeling and opening of a branch office in Madisonville, Louisiana, and the purchase of a parcel of land in western St. Tammany Parish for $800,000 on September 11, 2018.

Deposits.  Deposits increased $6.7 million, or 9.5%, to $77.3 million at December 31, 2018 from $70.6 million at December 31, 2017. Time deposits increased $4.9 million, or 9.9%, to $54.4 million at December 31, 2018 from $49.5 million at December 31, 2017 and noninterest-bearing demand accounts increased $1.4 million, or 48.3%, to $4.3 million at December 31, 2018 from $2.9 million at December 31, 2017. The increase in time deposits was due in part to competitive marketing efforts to increase deposits to help fund loan originations. The increase in noninterest-bearing demand accounts was due primarily to other marketing efforts to increase core deposits.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, totaled $16.8 million at December 31, 2018 compared to $14.1 million at December 31, 2017. The increase in borrowings was attributable to management utilizing advances as a funding source for loan originations and purchases, in addition to utilizing certificates of deposits.

Total Shareholders’ Equity.  Total shareholders’ equity decreased $54,000, or 0.22%, to $24.1 million at December 31, 2018 from $24.2 million at December 31, 2017. This decrease was primarily the result of stock repurchases totaling $579,000, offset by net income of $418,000 for the year ended December 31, 2018.

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017

General.  We had net income of $418,000 for the year ended December 31, 2018, compared to net income of $549,000 for the year ended December 31, 2017, a decrease of $131,000, or 23.9%. The decrease in net income resulted primarily from an increase in noninterest expense of $785,000, offset by an increase in net interest income of $397,000.

Interest Income.  Interest income increased $580,000, or 12.9%, to $5.1 million for the year ended December 31, 2018 from $4.5 million for the year ended December 31, 2017. The increase in interest income resulted primarily from the increase in the average balance of our loan portfolio in 2018. The average balance of loans increased $8.6 million, or 10.3%, to $91.8 million for the year ended December 31, 2018 from $83.2 million for the year ended December 31, 2017, and the average yield on loans increased 13 basis points to 5.24% during 2018 from 5.11% during 2017. The average balance of other interest-earning assets decreased $1.9 million, or 18.3%, to $8.5 million for the year ended December 31, 2018 from $10.4 million for the year ended December 21, 2017, while the average yield on these assets increased 60 basis points to 1.97% for 2018 from 1.37% for 2017. The largest increase in this category was in the Federal Reserve Excess Balance account maintained at First National Bankers Bank. The average balance of investment securities decreased $1.7 million or 23.9% to $5.4 million at December 31, 2018 from $7.1 million at December 31, 2017 due to monthly pay downs and principal prepayments.

Interest Expense. Total interest expense increased $183,000, or 18.3%, to $1.2 million for the year ended December 31, 2018 from $1.0 million for the year ended December 31, 2017. The increase was primarily due to an increase of $121,000, or 14.8%, in the interest expense on deposits and an increase in interest expense on FHLB advances of $62,000, or 30.5%. The average balance of interest-bearing deposits increased $1.5 million, or 2.15%, to $71.2 million from $69.7 million. The average cost of interest-bearing deposits increased to 1.32% for 2018 compared to 1.18% for 2017. The average balance of FHLBs advances decreased $2.4 million, or 15.2%, to $13.4 million for the year ended December 31, 2018 compared to $15.8 million for the year ended December 31, 2017, while the average cost of these advances increased to 1.98% during 2018 from 1.29% during 2017.

Net Interest Income.  Net interest income increased $397,000, or 11.3%, to $3.9 million for the year ended December 31, 2018 from $3.5 million for the year ended December 31, 2017. Our interest rate spread increased to 3.40% from 3.29%, and our net interest margin increased to 3.69% for the year ended December 31, 2018 from 3.48% at December 31, 2017.

Provision for Loan Losses.  We recorded a provision for loan losses of $5,000 for the year ended December 31, 2018, compared to an $80,000 provision for the year ended December 31, 2017. The decrease in the provision for loan losses in 2018 compared to 2017 resulted from our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses.” The allowance for loan losses was $768,000, or 0.77% of total loans, at December 31, 2018, compared to $756,000, or 0.84% of total loans, at December 31, 2017. Classified (substandard, doubtful and loss) loans decreased to $662,000 at December 31, 2018 from $859,000 at December 31, 2017. Total non-performing loans decreased to $100,000 at December 31, 2018 from $390,000 at December 31, 2017. During the year ended December 31, 2018, there were $9,000 loan charge-offs and $16,000 in recoveries, and for the year ended December 31, 2017, there were $16,000 in loan charge-offs and no recoveries.

Noninterest Income. Noninterest income increased $16,000, or 5.05%, to $333,000 for the year ended December 31, 2018 from $317,000 for the year ended December 31, 2017. The increase was primarily due to an increase in deposit-related fees of $18,000.

Noninterest Expense.  Noninterest expense increased $785,000, or 27.1%, to $3.7 million for 2018 from $2.9 million for 2017. The increase was due primarily to an increase of $438,000, or 26.4%, in salaries and employee benefits, an increase in professional expenses of $105,000, or 67.3%, and an increase in other expense of $181,000 in 2018. The increase in salaries and employee benefits was due to new hires for lending and for our branch that opened mid-year in Madisonville, as well as the expenses recognized for the equity incentive plan. The increase in professional expenses and $113,000 of the increase in other expense are related to being a public stock held company.

Income Tax Expense.  Income tax expense decreased $166,000, or 62.2%, to $101,000 in 2018 compared to $267,000 in 2017.  The primary reason for the decrease in income tax expense in 2018 was the enacted Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act reduced the federal corporate tax rate to 21.0%. The company’s effective tax rate was 19.46% due to tax exempt income of $52,000.

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

	For the Year Ended December 31,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)

Interest-earning assets:
Loans, net	$91,842	$4,815	5.24%	$83,187	$4,247	5.11%
Investment securities	5,437	125	2.30	7,139	138	1.93
Other interest-earning assets	8,533	168	1.97	10,426	143	1.37
Total interest-earning assets	105,812	5,108	4.83	100,752	4,528	4.49
Noninterest-earning assets	8,277			7,503
Total assets	$114,089			$108,255

Interest-bearing liabilities:
Interest-bearing demand	$3,894	9	0.23	$3,469	7	0.20
Savings accounts	14,656	37	0.25	15,489	35	0.23
Certificates of deposit	52,629	894	1.70	50,734	777	1.53
Total interest-bearing deposits	71,179	940	1.32	69,692	819	1.18
Borrowings	13,415	265	1.98	15,771	203	1.29
Total interest-bearing liabilities	84,594	1,205	1.42	85,463	1,022	1.20
Other non-interest bearing liabilities	5,172			6,393
Total liabilities	89,766			91,856
Equity	24,323			16,399
Total liabilities and equity	$114,089			$108,255

Net interest income		$3,903			$3,506
Net interest rate spread (1)			3.40%			3.29%
Net interest-earning assets (2)	$21,218			$15,289
Net interest margin (3)			3.69%			3.48%
Average of interest-earning assets to interest-bearing liabilities	125.08%			117.89%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31, 2018 vs. 2017
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
		(In thousands)

Interest-earning assets:
Loans	$442	$126	$568
Investment securities	(33)	20	(13)
Other interest-earning assets	(26)	51	25

Total interest-earning assets	383	197	580

Interest-bearing liabilities:
Interest-bearing demand	1	1	2
Savings accounts	(2)	4	2
Certificates of deposit	29	88	117
Total deposits	28	93	121

Borrowings	(30)	92	62

Total interest-bearing liabilities	(2)	185	183

Change in net interest income	$385	$12	$397

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

The tables below set forth, as of December 31, 2018, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2018
Change in Interest Rates	Estimated	Estimated Increase (Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)

+300	$14,820	$(3,476)	(19.0)%
+200	15,903	(2,393)	(13.1)
+100	17,065	(1,231)	(6.7)
―	18,296	―	―
(100)	19,491	1,195	6.5

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts

The tables above indicate that at December 31, 2018, in the event of a 100 basis point decrease in interest rates, we would have experienced a 2.9% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2018, we would have experienced a 5.5% decrease in EVE.

In addition to modeling changes to our EVE, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following tables set forth our NII model as of December 31, 2018.

Change in Interest Rates (Basis Points)	Estimated Net Interest Income (1)	Increase (Decrease) in Estimated Net Interest Income
(Dollars in thousands)
+300	$3,847	(4.9)%
+200	3,913	(3.3)%
+100	3,979	(1.6)%
—	4,044	—%
–100	4,100	1.4%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Dallas. At December 31, 2018, we had $16.8 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow an additional $26.6 million from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $272,000 and $913,000 for the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable, net change in investment securities and proceeds from the sale of loans, was ($8.8 million) and ($11.6 million) for the years ended December 31, 2018 and 2017, respectively. Net cash provided by financing activities, consisting primarily of net proceeds from the stock offering and the activity in deposit accounts and Federal Home Loan Bank advances, was $8.9 million and $11.3 million for the years ended December 31, 2018 and 2017, respectively.

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

At December 31, 2018, Heritage Bank of St. Tammany exceeded all of the regulatory capital requirements with a Tier 1 leverage capital level of $18.3 million, or 15.6% of adjusted total assets, which is above the well-capitalized required level of $5.9 million, or 5.0%; and total risk-based capital of $19.1 million, or 26.1% of risk-weighted assets, which is above the well-capitalized required level of $7.3 million, or 10.0%. Accordingly, Heritage Bank was categorized as well-capitalized at December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At December 31, 2018, we had outstanding commitments to originate loans and to complete funding of construction loans of $1.7 million, and for lines of credit of $4.5 million. We anticipate we will have sufficient funds available to meet our current loan originations commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2018 total $30.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

(a)       An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

There were no changes made in our internal controls during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Heritage NOLA Bancorp has adopted a Code of Ethics that applies to Heritage NOLA Bancorp’s principal executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.heritagebank.org.

Information concerning directors and executive officers of the Company is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

ITEM 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning relationships, transactions and director independence is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Proposal II – Ratification of Appointment of Auditor.”

 PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2018 and 2017

(C)	Consolidated Statements of Income for the years ended December 31, 2018 and 2017

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

(E)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Heritage NOLA Bancorp*
3.2	Bylaws of Heritage NOLA Bancorp *
4	Form of Common Stock Certificate of Heritage NOLA Bancorp *
10.1	Employment Agreement of W. David Crumhorn*
10.2	Employment Agreement of Dana Whitaker*
10.3	Employment Agreement of Lisa B. Hughes*
10.4	Salary Continuation Agreement of W. David Crumhorn*
10.5	Supplemental Retirement Plan for W. David Crumhorn*
10.6	Split Dollar Life Insurance Agreement with W. David Crumhorn*
10.7	Director Supplemental Retirement Plan for W. David Crumhorn*
10.8	Form of Director Supplemental Retirement Plan*
10.9	Form of Split Dollar Life Insurance Plan for Directors*
10.10	2018 Equity Incentive Plan**
21	Subsidiaries
23	Consent of Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS XBRL Instance
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation
101	DEF XBRL Taxonomy Extension Definition
101	LAB XBRL Taxonomy Extension Label
101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-216613), initially filed March 10, 2017.
**	Incorporated by reference to Appendix A to the Proxy Statement filed July 12, 2018.

ITEM 16.	Form 10-K Summary

None.

Consolidated Financial Statements

Heritage NOLA Bancorp, Inc.

2322 Tremont Drive • Baton Rouge, LA 70809
178 Del Orleans Avenue, Suite C • Denham Springs, LA 70726
650 Poydras Street, Suite 1200 • New Orleans, LA 70130
Phone: 225.928.4770 • Fax: 225.926.0945
www.htbcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Heritage NOLA Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage NOLA Bancorp, Inc. (the Company) and Subsidiary as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New Orleans, Louisiana

March 29, 2019

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

	December 31,	December 31,
	2018	2017
ASSETS
Cash and Due from Banks	$529	$398
Interest Earning Deposits in Banks	3,886	3,640
Total Cash and Cash Equivalents	4,415	4,038
Interest Earning Time Deposits in Banks	3,586	3,586
Securities Available for Sale, at Fair Value	4,221	5,523
Securities Held to Maturity	518	651
Mortgage Loans Held for Sale	580	-
Loans Receivable, Net of Unearned Income	97,721	88,791
Allowance for Loan Losses	(768)	(756)
Total Loans, Net	97,533	88,035
Premises and Equipment	5,137	4,109
Federal Home Loan Bank Stock	802	784
Bank Owned Life Insurance	2,102	2,051
Foreclosed Real Estate	-	84
Prepaid Expenses and Other Assets	1,107	1,098
Total Assets	$119,421	$109,959

LIABILITIES AND EQUITY
Interest Bearing Deposits	$72,953	$67,728
Noninterest Bearing Deposits	4,344	2,874
Total Deposits	77,297	70,602

Borrowed Funds	16,822	14,064
Advances from Borrowers for Taxes and Insurance	282	264
Accrued Expenses and Other Liabilities	903	858
Total Liabilities	95,304	85,788

Shareholders' Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	-	-
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,674,036 Shares Issued and Outstanding on December 31, 2018	17	17
Additional Paid-in Capital	14,953	15,440
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,217)	(1,270)
Retained Earnings	10,395	9,977
Accumulated Other Comprehensive Income (Loss)	(31)	7
Total Shareholders' Equity	24,117	24,171
Total Liabilities and Shareholders' Equity	$119,421	$109,959

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

	Years Ended December 31,
	2018	2017

Interest Income
Loans, including Fees	$4,815	$4,247
Investment Securities	125	138
Other Interest Earning Assets	168	143
Total Interest Income	5,108	4,528

Interest Expense
Deposits	940	819
Borrowed Funds	265	203
Total Interest Expense	1,205	1,022

Net Interest Income	3,903	3,506

Provision for Loan Losses	5	80
Net Interest Income after Provision for Loan Losses	3,898	3,426

Noninterest Income
Gain on Sale of Loans Originated for Sale	52	63
Loan Servicing Income	168	164
Other Income	113	90
Total Noninterest Income	333	317

Noninterest Expense
Salaries and Employee Benefits	2,096	1,658
Occupancy and Equipment	403	346
Data Processing	216	212
FDIC Insurance and Examination Fees	88	98
Director Compensation	73	73
Legal, Accounting and Professional Fees	261	156
Advertising	98	96
Telephone and Communications	59	51
Other	418	237
Total Noninterest Expense	3,712	2,927

Income Before Income Tax Expense	519	816
Income Tax Expense	101	267
Net Income	$418	$549

Earnings per share: Basic	$0.27	$0.36
Diluted	$0.27	N/A

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

	Years Ended December 31,
	2018	2017

Net Income	$418	$549

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	(48)	(39)
Income Tax Effect	10	14

Total Other Comprehensive Income (Loss)	(38)	(25)

Comprehensive Income	$380	$524

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2017	$-	$-	$-	$9,429	$31	$9,460

Proceeds from issuance of common stock	17	15,430	(1,323)	-	-	14,124

ESOP shares earned	-	10	53	-	-	63

Net Income	-	-	-	549	-	549

Adjustment to Other Comprehensive Income/Loss due to Federal Tax Law Change	-	-	-	(1)	1	-

Other Comprehensive Income (Loss)	-	-	-	-	(25)	(25)

Balance at December 31, 2017	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Balance at January 1, 2018	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Compensation Expense related to restricted shares	-	48	-	-	-	48

Compensation Expense related to stock options	-	32	-	-	-	32

ESOP shares released	-	12	53	-	-	65

Stock Shares Repurchased	-	(579)	-	-	-	(579)

Net Income	-	-	-	418	-	418

Other Comprehensive Income (Loss)	-	-	-	-	(38)	(38)

Balance at December 31, 2018	$17	$14,953	$(1,217)	$10,395	$(31)	$24,117

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(Dollars in thousands)

	Years Ended December 31,
	2018	2017

Cash Flows from Operating Activities
Net Income	$418	$549
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	5	80
Provision for Depreciation	205	174
Deferred Income Tax Expense (Benefit)	15	(35)
Change in Mortgage Servicing Rights	(26)	(23)
(Accretion) Amortization of Premiums and Discounts on Securities	34	45
(Accretion) Amortization of Deferred Loan Origination Fees	64	16
Gain on Sale of Loans Originated for Sale	(52)	(63)
Originations of Loans Held for Sale	(4,052)	(3,397)
Loss on disposal of Premise and Equipment	5	-
Stock dividends on FHLB Stock	(18)	(12)
Compensation expense related to stock benefit plans	145	63
Proceeds from Loans Held for Sale	3,524	3,460
Gain or Loss on Sale of Foreclosed Real Estate	(1)	(1)
(Increase) Decrease in Accrued Interest Receivable	(28)	(52)
(Increase) Decrease in Bank Owned Life Insurance	(51)	(50)
(Increase) Decrease in Prepaid Expenses and Other Assets	40	56
Increase (Decrease) in Accrued Expenses and Other Liabilities	45	103

Net Cash provided by (used in) Operating Activities	272	913

Cash Flows from Investing Activities
Principal Collected on Securities Available for Sale	1,226	1,575
Principal Collected on Securities Held to Maturity	127	174
Purchase of Federal Home Loan Bank Stock	-	(277)
Net Change in Interest-earning Time Deposits at Banks	-	996
Net (Increase) Decrease in Loans	(8,987)	(13,472)
Purchases of Premises and Equipment	(1,238)	(567)
Proceeds from Sales of Foreclosed Real Estate	85	10

Net Cash provided by (used in) Investing Activities	(8,787)	(11,561)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	6,695	(3,649)
Net Proceeds from Stock Offering	-	15,447
Loan to ESOP for Purchase of Stock	-	(1,323)
Shares Repurchased	(579)	-
Advances from Borrowers for Taxes and Insurance	18	(11)
Borrowed Funds	16,150	13,550
Repayments of Borrowed Funds	(13,392)	(12,760)

Net Cash provided by (used in) Financing Activities	8,892	11,254

Net Change in Cash and Cash Equivalents	377	606

Cash and Cash Equivalents - Beginning of Period	4,038	3,432

Cash and Cash Equivalents - End of Period	$4,415	$4,038

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$936	$817
Interest Paid on Borrowed Funds	$247	$200
Income Taxes Paid	$98	$267

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The Bank is a community bank providing various financial services through its three branches in Covington, Slidell and Madisonville, Louisiana. The primary lending products are single-family residential loans and commercial real estate loans. The primary deposit products are demand and savings accounts, and certificates of deposit.

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2018 and 2017, include Heritage NOLA Bancorp, Inc. and its wholly-owned subsidiary the Bank, together referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

Significant Group Concentrations of Credit Risk

Most of the Company's activities are with customers located within St. Tammany Parish, Louisiana. The types of securities that the Company invests in are included in Note C. The types of lending that the Company engages in are included in Note D. The Company does not have any significant concentrations to any one industry or customer. Real estate loans related to residential properties represented 69% and 78% of the total loan portfolio at December 31, 2018 and 2017, respectively.

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

Interest Earning Time Deposits

Interest earning time deposits in banks with original maturities at purchase of greater than three months and are carried at cost.

Securities

Securities are classified in three categories at the time of purchase and accounted for as follows:

Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Securities that are bought and held by the Company primarily for the purpose of selling them in the near future are classified as trading securities and reported at fair value. Unrealized gains and losses are included in earnings. The Company had no securities classified as trading as of December 31, 2018 and 2017.

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

Federal Home Loan Bank of Dallas (FHLB) Stock

FHLB stock is redeemable at par value at the discretion of the FHLB and is used to collateralize FHLB advances. The stock is carried at cost which approximates fair value. The Bank is a member of the FHLB System which requires the Bank to purchase and maintain stock in the FHLB. The requirement is generally 0.04% of total assets at the most recent December 31 plus 4.10% of outstanding FHLB advances. The Bank was in compliance with these requirements at December 31, 2018 and 2017.

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Earnings per common share were computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2018	2017

Numerator:
Net income available to common shareholders	$418	549

Denominator:
Weighted average common shares outstanding	1,666,804	1,653,125
Less: Average unallocated ESOP shares	126,946	126,960
Weighted average shares	1,539,858	1,526,165

Effect of dilutive securities:
Restrictive Stock	-	-
Stock Options	-	-
Weighted average common shares outstanding - assuming dilution	1,539,858	1,526,165

Basic earnings per common share	$0.27	$0.36
Diluted earnings per common share	$0.27	N/A

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

The income tax accounting guidance related to accounting for uncertainty in income taxes sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. As of December 31, 2018 and 2017, management is not aware of any uncertain tax positions that would have a material effect on the Bank's financial statements.

Advertising Costs

Advertising costs are expensed as incurred.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Bank is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Bank’s financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Reclassifications

Certain reclassifications have been made to the 2017 financial information in order to conform to the 2018 financial statement presentation. Such reclassifications had no effect on previously reported net income.

Subsequent Events

In preparing the financial statements, the Bank has evaluated events and transactions for potential recognition or disclosure through March 29, 2019, the date the financial statements were available to be issued.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Note B – Commitments and Contingencies -

The Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments are commitments to extend credit. The instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss, if the other party to the financial instrument for commitments to extend credit does not perform, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments that it does for on-balance-sheet financial instruments. The Bank had new loan commitments at December 31, 2018 of $75,000 at a fixed rate of 6.125%. The Bank had construction loan commitments at December 31, 2018 of $1,601,000 at an average rate of 5.11%. At December 31, 2018 the Bank had unfunded home equity lines of credit of $3,260,000 at an average variable rate of 5.71% and unfunded commercial lines of credit of $1,232,000 at an average rate of 5.56% . The Bank maintained cash accounts at various financial institutions during 2018 and 2017. The Federal Deposit Insurance Corporation (FDIC) provides insurance coverage under defined limits. At various times in 2018 and 2017, the Bank may have had funds on deposit at these institutions which were in excess of the insured amount. Deposits at the FHLB are not subject to insurance coverage.

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

The Bank has established a federal funds line of credit agreement with First National Bankers Bank (FNBB) that renews annually on in June. In 2018 the line was renewed at $3,000,000 until 2019. The interest rate would be set by FNBB on the day any borrowing occurs. There were no borrowings under this agreement in either 2018 or 2017.

Note C - Investment Securities -

The amortized costs and estimated fair values of securities at December 31 were as follows:

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$4,260	$38	$(77)	$4,221

Held to Maturity:
Mortgage-Backed Securities	$518	$1	$(12)	$507

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$5,514	$57	$(48)	$5,523

Held to Maturity:
Mortgage-Backed Securities	$651	$-	$(10)	$641

There were no securities sold in 2018 and 2017.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

All mortgage-backed securities held on December 31, 2018 and 2017 were government-sponsored mortgage-back securities.

The amortized cost and fair value of investment securities at December 31, 2018 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The scheduled contractual maturities of securities available for sale and held to maturity at December 31, 2018, were as follows:

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Within One Year	$1	$1
After One Year Through Five Years	179	172
After Five Years Through Ten Years	1,758	1,711
After Ten Years	2,322	2,337
	$4,260	$4,221
Held to Maturity:
After Five Years Through Ten Years	$289	$282
After Ten Years	229	225
	$518	$507

The following table reflects gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at December 31, 2018 and 2017:

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$549	$3	$2,526	$74	$3,075	$77

Held to Maturity:
Mortgage-Backed Securities	$-	$-	$418	$12	$418	$12

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$2,245	$20	$1,223	$28	$3,468	$48

Held to Maturity:
Mortgage-Backed Securities	$355	$3	$275	$7	$630	$10

Management evaluates securities for OTTI as described in Note A. No declines at December 31, 2018 and 2017 were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Bank does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

Note D - Loans Receivable -

Loans receivable at December 31 are summarized as follows:

(in thousands)	December 31, 2018	December 31, 2017

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$52,956	$50,863
Non-owner-occupied	13,485	12,405
Home Equity Lines of Credit	2,973	2,487
Commercial (Nonresidential) Properties	21,868	16,364
Land	2,211	2,605
Construction	2,947	1,703
Multi-family	1,524	1,665
Commercial	1,964	1,392
Consumer Loans	354	451
Total Loans	100,282	89,935

Less: Net Deferred Loan Fees	(380)	(443)
Loans in Process	(1,601)	(701)
Allowance for Loan Losses	(768)	(756)
Net Loans	$97,533	$88,035

Discounts on loans purchased amounted to $251,000 and $322,000 for the years ended December 31, 2018 and 2017, respectively.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

At December 31, 2018, the Bank did have not any loans where formal foreclosure procedures had been initiated.

Under its current lending status with the FHLB (Note J), the Bank may be required to deliver qualifying loans and securities to the FHLB in order to collateralize any outstanding and future advances. The Bank did not deliver any available for sale securities or loans to the FHLB at December 31, 2018 and 2017.

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

The tables below provide an allocation and rollforward of the allowance for loan losses by loan type as of and for the years ended December 31, 2018 and 2017. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2018

(in thousands)

	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$94	$56	$545	$8	$4	$1	$48	$756
Charge-offs	(1)	-	-	-	-	(8)	-	(9)
Recoveries	3	-	13	-	-	-	-	16
Provision	17	(33)	(39)	8	1	16	35	5
Ending Balance	$113	$23	$519	$16	$5	$9	$83	$768

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$10	$-	$-	$-	$-	$10

Ending Balance:
Collectively Evaluated for Impairment	$113	$23	$509	$16	$5	$9	$83	$758

Loans Receivable:
Ending Balance	$21,868	$2,211	$69,414	$2,947	$1,524	$354	$1,964	$100,282

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$100	$-	$-	$-	$-	$100

Ending Balance:
Collectively Evaluated for Impairment	$21,868	$2,211	$69,314	$2,947	$1,524	$354	$1,964	$100,182

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Credit quality indicators as of December 31, 2018 and 2017:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Loss - Assets classified as loss are considered uncollectible or of such little value that the continuance of the loan or other asset on the books of the Bank is not warranted. Some recovery of funds could be possible in the future, but the amount and probability of this recovery are not determinable thus providing little justification for the assets to remain on the books.

The following tables represent the Bank's credit exposure by credit quality indicator as of Decem-ber 31, 2018 and 2017:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	December 31, 2018

	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$21,868	$2,189	$68,774	$2,947	$1,524	$354	$1,964	$99,620
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	22	640	-	-	-	-	662
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$21,868	$2,211	$69,414	$2,947	$1,524	$354	$1,964	$100,282

	December 31, 2017

	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$16,065	$2,541	$65,259	$1,703	$1,665	$451	$1,392	$89,076
Special Mention	-	-	-	-	-	-	-	-
Substandard	299	64	496	-	-	-	-	859
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$16,364	$2,605	$65,755	$1,703	$1,665	$451	$1,392	$89,935

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following tables are an aging analysis of loans as of December 31, 2018 and 2017:

Aged Analysis of Past Due Loans Receivable

(in thousands)

	December 31, 2018
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable

Real Estate:
Commercial	$222	$-	$222	$21,646	$-	$21,868
Land	15	-	15	2,196	-	2,211
Residential	2,116	-	2,116	67,198	100	69,414
Construction	-	-	-	2,947	-	2,947
Multi-family	-	-	-	1,524	-	1,524
Consumer	66	-	66	288	-	354
Commercial	-	-	-	1,964	-	1,964
	$2,419	$-	$2,419	$97,763	$100	$100,282

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following tables below present impaired loans disaggregated by class as of and for the years ended December 31, 2018 and 2017:

Impaired Loans

(in thousands)

As Of And For The Year Ended December 31, 2018
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	-	-	-	-	-
1-4 family residential	100	100	10	99	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$100	$100	$10	$99	$-

(CONTINUED)

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Troubled Debt Restructuring

There were no modifications made in the years ended December 31, 2018 and 2017.

The Bank's troubled debt restructurings are generally due to a modification of terms allowing the customer to make interest-only payments for an amount of time, an extension of the loan term, and/or a reduction in interest rate to obtain a lower payment for the customer. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Note E - Accrued Interest Receivable -

Accrued interest receivable at December 31 is summarized as follows:

(Dollars in thousands)	2018	2017

Securities Available for Sale	$11	$12
Securities Held to Maturity	1	2
Interest Bearing Deposits	8	6
Loans Receivable	378	350
	$398	$370

Note F - Servicing –

In 2018 and 2017, the Bank recognized a gain of $52,000 and $63,000, respectively, on loans sold to the Federal Home Loan Mortgage Corporation under their seller/servicer program; gross proceeds were $3,524,000 and $3,456,000, respectively.

Mortgage loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $41,873,000 and $41,090,000 at December 31, 2018 and 2017, respectively. In connection with the foregoing mortgage loans serviced, custodial escrow balances (net) in the amount of $483,000 and $388,000 at December 31, 2018 and 2017, respectively, were maintained in non-interest bearing accounts.

The following table represents the change in mortgage servicing rights as of December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017

Beginning Balance	$348	$325
Additions	55	50
Amortization	(30)	(27)

Ending Balance	$373	$348

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Note G - Premises and Equipment –

Major classes of premises and equipment at December 31 are summarized as follows:

	Estimated
(Dollars in thousands)	Life	2018	2017

Land		$1,570	$730
Buildings	25 - 39 Years	5,601	5,429
Furniture and Fixtures	3 - 10 Years	776	714
		7,947	6,873
Less Accumulated Depreciation		2,810	2,764

		$5,137	$4,109

The provision for depreciation charged to operating expenses was $205,000 and $174,000 for the years ended December 31, 2018 and 2017, respectively.

Note H - Leases -

The Bank leases a portion of its Covington and Slidell buildings to third parties under operating leases. These leases contain renewal options. Rental income under these leases amounted to $85,000 and $80,000 in 2018 and 2017, respectively. At December 31, 2018, the remaining future minimum receipts under these leases are as follows:

(Dollars in thousands)
2019	$53
2020	18
$71

Note I - Deposits -

The aggregate amount of certificates of deposit with a minimum denomination of greater than $250,000 was approximately $4,278,000 and $4,245,000 at December 31, 2018 and 2017, respectively.

At December 31, 2018, the scheduled maturities of all certificates of deposit were as follows:

(Dollars in thousands)
3 months or less	$5,846
3 months through 12 months	24,321
1 year through 3 years	18,662
Over 3 years	5,585
$54,414

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The interest expense associated with each major classification of interest-bearing deposits is as follows:

(Dollars in thousands)	2018	2017

Interest Bearing DDAs	$9	$7
Savings Accounts	37	35
Certificates of Deposit	894	777
	$940	$819

Note J - Borrowed Funds -

Borrowed funds at December 31, 2018 and 2017 in the amounts of $16,822,000 and $14,064,000, consisted of advances from the FHLB. These advances were at fixed interest rates at December 31, 2018, ranging from 1.535% to 3.203%. At December 31, 2018, the scheduled maturities of the advances were as follows:

(Dollars in thousands)
2019	$7,864
2020	4,846
2021	615
2022	722
2023	2,775
$16,822

These advances are collateralized by a blanket lien on substantially all of the Bank’s mortgage loans, investment securities, mortgage-backed securities, FHLB stock and FHLB deposit accounts.

At December 31, 2018, the Bank had the capacity to borrow an additional $26,560,000 from the FHLB.

Note K - Income Taxes -

The total provision for income taxes charged to income amounted to approximately $101,000 and $267,000 for the years ended December 31, 2018 and 2017, respectively. The Tax Cut and Jobs Act enacted December 22, 2017 reduced federal corporate income tax rate from 34% to 21% effective January 1, 2018.

The provision for income tax for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2018	2017

Current Tax Provision	$86	$302
Deferred Tax Expense (Benefit)	15	(35)

Provision	$101	$267

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

(Dollars in thousands)	2018		2017

Federal Stautory Income Tax	$109	21.0%	$277	34.0%
Tax Exempt Income	(11)	-2.1%	(17)	-2.1%
Adjustment to Deferred Taxes for Change in Statutory Rate	-	0.0%	12	1.5%
Other - Net	3	0.6%	(5)	-0.6%
	$101	19.5%	$267	32.8%

Deferred tax assets and liabilities at December 31 consist of the following components utilizing federal corporate income tax rates of 21% at December 31, 2018 and 34% at December 31, 2017:

(Dollars in thousands)	2018	2017
Deferred Tax Assets:
Allowance for Loan Losses	$161	$159
Deferred Loan Fees and Costs, net	27	26
Nondeductible Writedowns on Foreclosed Real Estate	-	3
Deferred Compensation	165	144
Net Unrealized Losses on Securities	8	-
	361	332
Deferred Tax Liabilities:
Tax over Book Depreciation	199	171
Dividends on FHLB Stock	31	27
Mortgage Servicing Rights	78	73
Net Unrealized Gains on Securities	-	2
	308	273
Valuation Allowance	-	-
Net Deferred Tax Asset	$53	$59

The net deferred tax asset is included in prepaid expenses and other assets in the balance sheet.

The Bank's tax filings for the years ended December 31, 2015 through the current date are open to audit under statutes of limitations by the Internal Revenue Service. Management believes that its tax positions would be sustained if audited. There were no penalties or interest incurred in 2018 or 2017 related to the Bank's tax positions but, if incurred, they would be classified in the statement of income as other expense.

Note L – Employee Benefit Plans -

The Bank has established a 401(k) retirement savings plan that covers substantially all employees. Participants may contribute a portion of their compensation, up to the federal limitations, with the Bank matching the participant’s contribution up to 4% of their compensation. Employer contributions expensed were $44,000 and $45,000 to the plan in 2018 and 2017, respectively.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Bank has established a deferred compensation agreement with certain directors, past directors and officers. The expense incurred for these agreements for the years ended December 31, 2018 and 2017 amounted to approximately $22,000 and $55,000, respectively. The accrued liability for these agreements at December 31, 2018 and 2017 amounted to approximately $704,000 and $684,000, respectively.

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

Shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. The ESOP acquired 132,250 shares of the Company’s common stock in the conversion. During the years ended December 31, 2018 and December 31, 2017, 5,290 shares were allocated to ESOP plan participants each year, leaving 121,670 and 126,960 unallocated shares in the ESOP at December 31, 2018 and December 31, 2017, respectively. Compensation expense related to the ESOP was $66,000 for the year ended December 31, 2018 and $63,000 for the year ended December 31, 2017.

The stock price at the formation date was $10.00. The aggregate fair value of the 121,670 unallocated shares was $1,557,000 based on the $12.80 closing price of the common stock on December 31, 2018.

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

In August 2018, the Company's stockholders authorized the adoption of the 2018 Heritage NOLA Bancorp, Inc. Equity Incentive Plan (the “2018 Plan” or the “Plan”). No more than 231,437 shares of the Company's common stock may be issued under the Plan, of which a maximum of 165,312 may be issued pursuant to the exercise of stock options and 66,125 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares or treasury shares. The Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2018 Plan contains limits on certain types of awards to individual participants.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Stock Options

The table below represents the stock option activity for the period shown:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at January 1, 2018	0	$-
Granted	145,825	12.46
Exercised	0	-
Forfeited	0	-
Expired	0	-

Options outstanding at December 31, 2018	145,825	$12.46

As of December 31, 2018, the Company had $512,000 of unrecognized compensation expense related to stock options, having recognized $32,000 of compensation expense for the year ended December 31, 2018.  The cost of stock options will be amortized in monthly installments over the five-year and seven-year vesting periods.  The aggregate grant date fair value of the stock options granted in 2018 was $544,000.  The options outstanding at December 31, 2018, were granted on August 16, 2018 and September 18, 2018.  Accordingly, there are no options currently exercisable.

The fair value of the Company's stock options granted in 2018 were $3.69 and $3.75 for the options granted on August 16, 2018 and September 18, 2018, respectively, and they were determined using the Black-Scholes option pricing formula.   The following assumptions were used in the formula:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Dividend yield – Heritage NOLA Bancorp, Inc. does not anticipate a quarterly dividend per share.

Expected life - Based on the average of the vesting period and the ten year contractual term of the stock option plan.

Exercise price for the stock options - Based on the closing price of the Company's stock on the date of grant.

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company's stock at the time of the grant.  Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

		Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date

Non-vested at January 1, 2018	0	$-

Granted	66,111	12.46
Vested	0	-
Forfeited	0	-

Non-vested at December 31, 2018	66,111	$12.46

As of December 31, 2018, the Company had $776,000 of unrecognized compensation expense related to restricted shares, having recognized $48,000 of compensation expense for the year ended December 31, 2018.  The cost of the restricted shares will be amortized in monthly installments over the five and seven-year vesting periods.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Note M - Related Party Transaction -

Certain officers and directors were deposit and loan customers of the Bank in the ordinary course of business. Deposits and loans of these officers and directors at December 31 were as follows:

(Dollars in thousands)	2018	2017

Deposits	$1,418	$1,247

Loans:
Beginning Loan Balance	$113	$1,375
New Loans	-	70
Principal Advances	15	-
Repayments	(12)	(1,332)
Ending Loan Balance	$116	$113

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2016, of Total capital, Tier 1 capital, Common Equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and Leverage capital, which is Tier 1 capital to adjusted average total assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Bank met all the capital adequacy requirements to which it is subject.

As of December 31, 2018 and 2017, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have minimum Total capital, Common Equity Tier 1 capital, Tier 1 capital and Leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Bank’s actual and required capital amounts and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018
Total Capital (to Risk-Weighted Assets)
Bank	$19,095	26.06%	$5,862	8.0%	$7,327	10.0%
Tier I Capital (to Risk-Weighted Assets)
Bank	$18,327	25.01%	$4,396	6.0%	$5,862	8.0%
Common Equity Tier 1 (to Risk-Weighted Assets)
Bank	$18,327	25.01%	$3,297	4.5%	$4,763	6.5%
Tier I Leverage Capital (to Adjusted Total Assets)
Bank	$18,327	15.60%	$4,699	4.0%	$5,874	5.0%

As of December 31, 2017
Total Capital (to Risk-Weighted Assets)
Bank	$18,434	28.60%	$5,157	8.0%	$6,446	10.0%
Tier I Capital (to Risk-Weighted Assets)
Bank	$17,678	27.42%	$3,868	6.0%	$5,157	8.0%
Common Equity Tier 1 (to Risk-Weighted Assets)
Bank	$17,678	27.42%	$2,901	4.5%	$4,190	6.5%
Tier I Leverage Capital (to Adjusted Total Assets)
Bank	$17,678	16.19%	$4,368	4.0%	$5,461	5.0%

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 leverage Capital for December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	2018	2017

Equity Capital (Bank only)	$18,296	$17,685

Unrealized Gains (Losses) on Securities Available for Sale, Net	(31)	7

Tangible, Tier 1 Capital and Common Equity Tier 1	18,327	17,678
Allowance for Loan Losses	768	756

Total Capital	$19,095	$18,434

The specific reserves included in the Allowance for Loan Losses were not significant as of December 31, 2018 and 2017.

Note P - Accumulated Other Comprehensive Income (Loss) -

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Unrealized Gains (Losses) on Securities Available for Sale:
Beginning Balance	$7	$31
Other Comprehensive Income (Loss) Before Reclassifications - Net of Tax	(38)	(25)
Adjustment to Other Comprehensive Income/Loss due to Federal Tax Law Change	-	1
Other Comprehensive Income (Loss)	(38)	(24)
Ending Balance	$(31)	$7

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2018 and 2017. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018

Mortgage-Backed Securities	$4,221	$-	$4,221	$-

December 31, 2017

Mortgage-Backed Securities	$5,523	$-	$5,523	$-

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018

Assets
Impaired Loans	$90	$-	$90	$-
Repossessed Assets	-	-	-	-
Total	$90	$-	$90	$-

December 31, 2017

Assets
Impaired Loans	$334	$-	$334	$-
Repossessed Assets	84	-	84	-
Total	$418	$-	$418	$-

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31 are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,001	$8,001	$8,001	$-	$-
Securities-Available for Sale	4,221	4,221	-	4,221	-
Securities-Held to Maturity	518	507	-	507	-
Other Equity Securities	802	802	-	-	802
Cash Value of Life Insurance	2,102	2,102	-	2,102	-
Loans Held for Sale	580	580	-	580	-
Loans-Net	97,533	98,841	-	-	98,841
	$113,757	$115,054	$8,001	$7,410	$99,643

Financial Liabilities:
Deposits	$77,297	$76,754	$-	$-	$76,754
Borrowed Funds	16,822	16,677	-	16,677	-
	$94,119	$93,431	$-	$16,677	$76,754

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$7,624	$7,624	$7,624	$-	$-
Securities-Available for Sale	5,523	5,523	-	5,523	-
Securities-Held to Maturity	651	641	-	641	-
Other Equity Securities	784	784	-	-	784
Cash Value of Life Insurance	2,051	2,051	-	2,051	-
Loans-Net	88,035	88,011	-	-	88,011
	$104,668	$104,634	$7,624	$8,215	$88,795

Financial Liabilities:
Deposits	$70,602	$70,562	$-	$-	$70,562
Borrowed Funds	14,064	13,944	-	13,944	-
	$84,666	$84,506	$-	$13,944	$70,562

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Note S - Condensed Financial Information (Parent Company Only)-

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Parent Company:

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

CONDENSED BALANCE SHEET

	As of December 31,
(in thousands)	2018	2017
Assets:
Cash	$5,879	$6,401
Due from Subsidiary Bank	35	85
Investments in Bank Subsidiary	18,296	17,685
Other Assets	61	-
Total Assets	$24,271	$24,171
Liabilities and Shareholders' Equity:
Liabilities	$154	$-
Total Shareholders Equity	24,117	24,171
Total Liabilities and Shareholders' Equity	$24,271	$24,171

CONDENSED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2018	2017
Income:
Equity in Net Income of Bank Subsidiary	$649	$295
Interest Income	22	22
Total Income	$671	$317

Expense:
Compensation Expense	$80	$-
Professional Fees	127	-
Other Noninterest Expense	107	-
Total Expense	$314	$-

Income Before Income Tax Expense (Income)	$357	$317
Provision for Income Tax	(61)	-
Net Income	$418	$317

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash Flows From Operating Activities:
Net Income	$418	$317
Increase in Due to Bank Subsidiary	50	(85)
Increase in Equity in Net Income of Bank Subsidiary	(584)	(295)
Deferred Income Tax Benefit	(17)	-
Increase in Other Assets	(44)	-
Increase in other Liabilities	154	-
Compensation expense related to stock benefit plans	80	-
Net Cash provided by (used in) Operating Activities	57	(63)

Cash Flows From Investing Activities:
Investment in Bank Subsidiary	-	(7,660)
Net Cash provided by (used in) Investing Activities	-	(7,660)

Cash Flows From Financing Activities:
Net Proceeds from Issuance of Common Stock	-	14,124
Shares Repurchased	(579)	-
Net Cash provided by (used in) Financing Activities	(579)	14,124

Net Increase (Decrease) in Cash	(522)	6,401

Cash at Beginning of Period	6,401	-

Cash at End of Period	$5,879	$6,401

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage NOLA Bancorp, Inc.

Date: March 29, 2019	By:	/s/ W. David Crumhorn
W. David Crumhorn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. David Crumhorn	Chairman of the Board, President, Chief Executive Officer	March 29, 2019
W. David Crumhorn	and Director (Principal Executive Officer)

/s/ Lisa B. Hughes	Senior Vice President and Chief Financial Officer (Principal	March 29, 2019
Lisa B. Hughes	Financial and Accounting Officer)

/s/ W. Thomas Ballentine, Jr.	Director	March 29, 2019
W. Thomas Ballantine, Jr.

/s/ Salvatore A. Caruso, Jr.	Director	March 29, 2019
Salvatore A. Caruso, Jr.

/s/ Elizabeth M. Eustis	Director	March 29, 2019
Elizabeth M. Eustis

/s/ Jason S. Hunt	Director	March 29, 2019
Jason S. Hunt

/s/ Julian J. Rodrigue	Director	March 29, 2019
Julian J. Rodrigue

58