Form 10-Q
period 2019-03-31
Heritage NOLA Bancorp, Inc.
filed 2019-05-08
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered
None

As of May 3, 2019, 1,649,536 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc.

Form 10-Q

Item 1.	Consolidated Financial Statements

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Financial Condition

March 31, 2019 (Unaudited) and December 31, 2018

(In Thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and Due from Banks	$949	$529
Interest Earning Deposits in Banks	5,432	3,886
Total Cash and Cash Equivalents	6,381	4,415
Interest Earning Time Deposits in Banks	4,831	3,586
Securities Available for Sale, at Fair Value	3,987	4,221
Securities Held to Maturity	491	518
Mortgage Loans Held for Sale	76	580
Loans Receivable, Net of Unearned Income	97,198	97,721
Allowance for Loan Losses	(772)	(768)
Total Loans, Net	96,502	97,533
Premises and Equipment	5,173	5,137
Federal Home Loan Bank Stock	808	802
Bank Owned Life Insurance	2,115	2,102
Foreclosed Real Estate	-	-
Prepaid Expenses and Other Assets	1,167	1,107
Total Assets	$121,455	$119,421

LIABILITIES AND EQUITY
Interest Bearing Deposits	$73,362	$72,953
Noninterest Bearing Deposits	5,517	4,344
Total Deposits	78,879	77,297

Borrowed Funds	17,142	16,822
Advances from Borrowers for Taxes and Insurance	405	282
Accrued Expenses and Other Liabilities	1,001	903
Total Liabilities	97,427	95,304

Shareholders' Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	-	-
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,656,036 Shares Issued and Outstanding on March 31, 2019	17	17
Additional Paid-in Capital	14,787	14,953
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,217)	(1,217)
Retained Earnings	10,452	10,395
Accumulated Other Comprehensive Income (Loss)	(11)	(31)
Total Shareholders' Equity	24,028	24,117
Total Liabilities and Shareholders' Equity	$121,455	$119,421

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Income

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(In Thousands, except for Earnings Per Share)

	Three Months Ended March 31,
	2019	2018
Interest Income
Loans, including Fees	$1,233	$1,120
Investment Securities	30	33
Other Interest Earning Assets	65	36
Total Interest Income	1,328	1,189

Interest Expense
Deposits	280	199
Borrowed Funds	105	57
Total Interest Expense	385	256

Net Interest Income	943	933

Provision for Loan Losses	-	5
Net Interest Income after Provision for Loan Losses	943	928

Noninterest Income
Gain on Sale of Loans Originated for Sale	19	-
Loan Servicing Income	51	33
Other Income	28	24
Total Noninterest Income	98	57

Noninterest Expense
Salaries and Employee Benefits	576	457
Occupancy and Equipment	108	92
Data Processing	46	50
FDIC Insurance and Examination Fees	21	23
Director Compensation	18	19
Legal, Accounting and Professional Fees	66	50
Advertising	25	18
Telephone and Communications	17	12
Other	90	110
Total Noninterest Expense	967	831

Income Before Income Tax Expense	74	154
Income Tax Expense	17	30
Net Income	$57	$124

Earnings per share: Basic	$0.04	$0.08
Diluted	$0.04	N/A

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2019	2018
Net Income	$57	$124

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	25	(71)
Income Tax Effect	(5)	15

Total Other Comprehensive Income (Loss)	20	(56)

Comprehensive Income	$77	$68

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(In Thousands)

	Common Stock	Additional Paid In Capital	Unallocated ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Net Income	-	-	-	124	-	124

Other Comprehensive Income (Loss)	-	-	-	-	(56)	(56)

Balance at March 31, 2018	$17	$15,440	$(1,270)	$10,101	$(49)	$24,239

Balance at January 1, 2019	$17	$14,953	$(1,217)	$10,395	$(31)	$24,117

Compensation Expense related to restricted shares	-	39	-	-	-	39

Compensation Expense related to stock options	-	25	-	-	-	25

Stock Shares Repurchased	-	(230)	-	-	-	(230)

Net Income	-	-	-	57	-	57

Other Comprehensive Income (Loss)	-	-	-	-	20	20

Balance at March 31, 2019	$17	$14,787	$(1,217)	$10,452	$(11)	$24,028

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net Income	$57	$124
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	-	5
Provision for Depreciation	56	44
Deferred Income Tax Expense (Benefit)	(1)	(7)
Change in Mortgage Servicing Rights	(12)	7
(Accretion) Amortization of Premiums and Discounts on Securities	6	8
(Accretion) Amortization of Deferred Loan Origination Fees	9	8
Gain on Sale of Loans Originated for Sale	(19)	-
Originations of Loans Held for Sale	(552)	(121)
Loss on disposal of Premise and Equipment	-	5
Stock dividends on FHLB Stock	(6)	(3)
Compensation expense related to stock benefit plans	64	-
Proceeds from Loans Held for Sale	1,075	-
(Increase) Decrease in Accrued Interest Receivable	7	-
(Increase) Decrease in Bank Owned Life Insurance	(13)	(12)
(Increase) Decrease in Prepaid Expenses and Other Assets	(59)	4
Increase (Decrease) in Accrued Expenses and Other Liabilities	98	100

Net Cash provided by (used in) Operating Activities	710	162

Cash Flows from Investing Activities
Principal Collected on Securities Available for Sale	254	266
Principal Collected on Securities Held to Maturity	26	30
Purchase of Federal Home Loan Bank Stock	-	-
Net Change in Interest-earning Time Deposits at Banks	(1,245)	498
Net (Increase) Decrease in Loans	518	(539)
Purchases of Premises and Equipment	(92)	(25)

Net Cash provided by (used in) Investing Activities	(539)	230

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	1,582	2,820
Shares Repurchased	(230)	-
Advances from Borrowers for Taxes and Insurance	123	153
Borrowed Funds	2,800	3,250
Repayments of Borrowed Funds	(2,480)	(3,853)

Net Cash provided by (used in) Financing Activities	1,795	2,370

Net Change in Cash and Cash Equivalents	1,966	2,762

Cash and Cash Equivalents - Beginning of Period	4,415	4,038

Cash and Cash Equivalents - End of Period	$6,381	$6,800

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$275	$198
Interest Paid on Borrowed Funds	$104	$53
Income Taxes Paid	$17	$30

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

The consolidated financial statements as of and for the year ended December 31, 2018, include Heritage NOLA Bancorp, Inc. and its wholly-owned subsidiary the Bank, together referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to the 2018 financial information in order to conform to the 2019 financial statement presentation. Such reclassifications had no effect on previously reported net income.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The provisions of the update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March, 2016 the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU will not have a material effect on the Company’s Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU will not have a material effect on the Company’s Consolidated Financial Statements.

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

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU will not have a material effect on the Company’s Consolidated Financial Statements..

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

Note C – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$4,000	$40	$(53)	$3,987

Held to Maturity:
Mortgage-Backed Securities	$491	$-	$(9)	$482

	December 31, 2018
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$4,260	$38	$(77)	$4,221

Held to Maturity:
Mortgage-Backed Securities	$518	$1	$(12)	$507

There were no securities sold in 2019 or 2018.

All mortgage-backed securities held on March 31, 2019 and December 31, 2018 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at March 31, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized	Fair
	Cost	Value
Available for Sale:
After One Year Through Five Years	$162	$159
After Five Years Through Ten Years	1,667	1,639
After Ten Years	2,171	2,189
	$4,000	$3,987

Held to Maturity:
After Five Years Through Ten Years	$276	$270
After Ten Years	215	212
	$491	$482

The following tables reflect gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$56	$1	$2,788	$52	$2,844	$53

Held to Maturity:
Mortgage-Backed Securities	$-	$-	$398	$9	$398	$9

	December 31, 2018
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$549	$3	$2,526	$74	$3,075	$77

Held to Maturity:
Mortgage-Backed Securities	$-	$-	$418	$12	$418	$12

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at March 31, 2019 and December 31, 2018, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Company does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”) at March 31, 2019 and December 31, 2018.

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

Loans receivable at March 31, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	March 31, 2019	December 31, 2018

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$50,332	$52,956
Non-owner-occupied	14,656	13,485
Home Equity Lines of Credit	2,963	2,973
Commercial (Nonresidential) Properties	21,807	21,868
Land	2,134	2,211
Construction	3,027	2,947
Multi-family	1,505	1,524
Commercial	2,049	1,964
Consumer Loans	277	354
Total Loans	98,750	100,282

Less: Net Deferred Loan Fees	(371)	(380)
Loans in Process	(1,105)	(1,601)
Allowance for Loan Losses	(772)	(768)
Net Loans	$96,502	$97,533

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the three months ended March 31, 2019 and the year ended December 31, 2018. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable
For the Period Ended March 31, 2019

(in thousands)
	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$113	$23	$519	$16	$5	$9	$83	$768
Charge-offs	-	-	-	-	-	(1)	-	(1)
Recoveries	5	-	-	-	-	-	-	5
Provision	(9)	(2)	9	-	-	1	1	-
Ending Balance	$109	$21	$528	$16	$5	$9	$84	$772

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$73	$-	$-	$-	$-	$73

Ending Balance:
Collectively Evaluated for Impairment	$109	$21	$455	$16	$5	$9	$84	$699

Loans Receivable:
Ending Balance	$21,807	$2,134	$67,951	$3,027	$1,505	$277	$2,049	$98,750

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$716	$-	$-	$-	$-	$716

Ending Balance:
Collectively Evaluated for Impairment	$21,807	$2,134	$67,235	$3,027	$1,505	$277	$2,049	$98,034

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

Credit quality indicators as of March 31, 2019 and December 31, 2018:

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

The following tables represent the Company's credit exposure by credit quality indicator as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$21,807	$2,115	$66,565	$3,027	$1,505	$277	$2,049	$97,345
Special Mention	-	-	531	-	-	-	-	531
Substandard	-	19	855	-	-	-	-	874
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$21,807	$2,134	$67,951	$3,027	$1,505	$277	$2,049	$98,750

	December 31, 2018
	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$21,868	$2,189	$68,774	$2,947	$1,524	$354	$1,964	$99,620
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	22	640	-	-	-	-	662
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$21,868	$2,211	$69,414	$2,947	$1,524	$354	$1,964	$100,282

The following tables are an aging analysis of loans as of March 31, 2019 and December 31, 2018:

Aged Analysis of Past Due Loans Receivable

(in thousands)
	March 31, 2019
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable

Real Estate:
Commercial	$219	$-	$219	$21,588	$-	$21,807
Land	13	-	13	2,121	-	2,134
Residential	1,976	-	1,976	65,259	716	67,951
Construction	-	-	-	3,027	-	3,027
Multi-family	-	-	-	1,505	-	1,505
Consumer	-	-	-	277	-	277
Commercial	-	-	-	2,049	-	2,049
	$2,208	$-	$2,208	$95,826	$716	$98,750

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

The following tables below present impaired loans disaggregated by class as of and for the three months ended March 31, 2019 and the year ended December 31, 2018:

Impaired Loans

(in thousands)	As Of And For The Three Months Ended March 31, 2019
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	-	-	-	-	-
1-4 family residential	716	716	73	714	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$716	$716	$73	$714	$-

Impaired Loans

(in thousands)	As Of And For The Year Ended December 31, 2018
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	-	-	-	-	-
1-4 family residential	100	100	10	99	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$100	$100	$10	$99	$-

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

Troubled Debt Restructuring

(in thousands)		Pre-	Post-
	Number of Loans	Modification Outstanding Recorded Investment	Modification Outstanding Recorded Investment
Modifications as of March 31, 2019:

Residential - modified amortization	1	$162	$162

Modifications as of December 31, 2018:

Residential - modified amortization	0	$-	$-

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2019 and December 31, 2018. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2019

Mortgage-Backed Securities	$3,987	$-	$3,987	$-

December 31, 2018

Mortgage-Backed Securities	$4,221	$-	$4,221	$-

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

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2019

Assets
Impaired Loans	$643	$-	$643	$-
Repossessed Assets	-	-	-	-
Total	$643	$-	$643	$-

December 31, 2018

Assets
Impaired Loans	$90	$-	$90	$-
Repossessed Assets	-	-	-	-
Total	$90	$-	$90	$-

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018, are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2019
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$11,212	$11,212	$11,212	$-	$-
Securities-Available for Sale	3,987	3,987	-	3,987	-
Securities-Held to Maturity	491	482	-	482	-
Other Equity Securities	808	808	-	-	808
Cash Value of Life Insurance	2,115	2,115	-	2,115	-
Loans Held for Sale	76	76	-	76	-
Loans-Net	96,502	95,900	-	-	95,900
	$115,191	$114,580	$11,212	$6,660	$96,708

Financial Liabilities:
Deposits	$78,879	$78,518	$-	$-	$78,518
Borrowed Funds	17,142	17,081	-	17,081	-
	$96,021	$95,599	$-	$17,081	$78,518

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,001	$8,001	$8,001	$-	$-
Securities-Available for Sale	4,221	4,221	-	4,221	-
Securities-Held to Maturity	518	507	-	507	-
Other Equity Securities	802	802	-	-	802
Cash Value of Life Insurance	2,102	2,102	-	2,102	-
Loans Held for Sale	580	580	-	580	-
Loans-Net	97,533	98,841	-	-	98,841
	$113,757	$115,054	$8,001	$7,410	$99,643

Financial Liabilities:
Deposits	$77,297	$76,754	$-	$-	$76,754
Borrowed Funds	16,822	16,677	-	16,677	-
	$94,119	$93,431	$-	$16,677	$76,754

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

Earnings per common share were computed as follows:

Three Months Ended March 31,
(in thousands, except per share data)	2019

Numerator:
Net income available to common shareholders	$57

Denominator:
Weighted average common shares outstanding	1,662,436
Less: Average unallocated ESOP shares	121,670
Weighted average shares	1,540,766

Effect of dilutive securities:
Restrictive Stock	6,931
Stock Options	-
Weighted average common shares outstanding - assuming dilution	1,547,697

Basic earnings per common share	$0.04
Diluted earnings per common share	$0.04

NOTE H – Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. All employees of the Bank meeting certain requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $24,000 for the three month period ended March 31, 2019.

The stock price when issued was $10.00. The fair value of the 121,670 unallocated shares was $1.6 million based on the closing price of our common stock at March 31, 2019 of $12.90 per share.

NOTE I – Equity Incentive Plan

In August 2018, the Company's stockholders authorized the adoption of the 2018 Heritage NOLA Bancorp, Inc. Equity Incentive Plan (the “Plan”). No more than 231,437 shares of the Company's common stock may be issued under the Plan, of which a maximum of 165,312 may be issued pursuant to the exercise of stock options and 66,125 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares or treasury shares. The Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The Plan contains limits on certain types of awards to individual participants.

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

Stock Options

The table below represents the stock option activity for the period shown:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at January 1, 2019	145,825	$12.46
Granted	0	-
Exercised	0	-
Forfeited	0	-
Expired	0	-

Options outstanding at March 31, 2019	145,825	$12.46

As of March 31, 2019, the Company had $487,000 of unrecognized compensation expense related to stock options, having recognized $25,000 of compensation expense for the three month period ended March 31, 2019.  The cost of stock options will be amortized in monthly installments over the five-year and seven-year vesting periods.  The aggregate grant date fair value of the stock options granted in 2018 was $544,000.  The options outstanding at March 31, 2019, were granted on August 16, 2018 and September 18, 2018.  Accordingly, there are no options currently exercisable.

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

The table below presents the restricted stock award activity for the period shown:

		Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date

Non-vested at January 1, 2019	66,111	$12.46

Granted	0	-
Vested	0	-
Forfeited	0	-

Non-vested at March 31, 2019	66,111	$12.46

As of March 31, 2019, the Company had $737,000 of unrecognized compensation expense related to restricted shares, having recognized $39,000 of compensation expense for the three month period ending March 31, 2019.  The cost of the restricted shares will be amortized in monthly installments over the five and seven-year vesting periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Heritage NOLA Bancorp, Inc.’s Annual Report in Form 10-K as filed with the Securities and Exchange Commission on March 29, 2019.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets were $121.5 million at March 31, 2019, an increase of $2.1 million, or 1.8%, compared to $119.4 million at December 31, 2018. The increase was due primarily to an increase of $3.2 million in cash, cash equivalents and time deposits in banks, offset primarily by a decrease of $1.0 million in loans

Loans, net. Loans, net decreased $1.0 million, or 1.0%, to $96.5 million at March 31, 2019 from $97.5 million at December 31, 2018. Owner-occupied one- to four-family residential real estate loans decreased $2.7 million, or 5.1%, to $50.3 million, and non-owner-occupied loans increased $1.2 million, or 8.9%, to $14.7 million. Loans decreased due to below average loan originations and market activity for the three months ended March 31, 2019.

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

Securities. Securities were $4.5 million at March 31, 2019, a decrease of $261,000, or 5.6%, from $4.7 million at December 31, 2018. This decrease reflects normal repayments and maturities of the mortgage backed securities.

Deposits. Deposits increased $1.6 million, or 2.1%, to $78.9 million at March 31, 2019 from $77.3 million at December 31, 2018. Checking accounts increased $2.2 million and savings accounts decreased $923,000.

Borrowings. Borrowings, consisting of Federal Home Loan Bank advances, increased $320,000, or 1.9%, to $17.1 million at March 31, 2019 from $16.8 million at December 31, 2018.

Total Shareholders’ Equity. Total shareholders’ equity decreased $89,000, or 0.4%, to $24.0 million at March 31, 2019. This decrease was primarily the result of stock repurchases totaling $230,000, offset by a net income of $57,000, and an increase of $64,000 in additional paid-in capital for the equity incentive plans, and an increase in accumulated other comprehensive income of $20,000 for the three months ended March 31, 2019.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net income for the three months ended March 31, 2019 was $57,000, compared to $124,000 for the three months ended March 31, 2018, a decrease of $67,000.

Interest Income. Interest income increased $139,000, or 11.6%, for the three months ended March 31, 2019 from the three months ended March 31, 2018. The increase was primarily attributable to a $113,000 increase in interest on loans receivable, and a $29,000 increase in interest on other interest-earning assets. The average balance of loans during the three months ended March 31, 2019 increased $8.2 million, or 9.3%, to $96.6 million from $88.4 million for the three months ended March 31, 2018, and the average yield on loans increased three basis points to 5.10% for the three months ended March 31, 2019, from 5.07% for the 2018 quarter. Other interest-earning assets increased $1.7 million to $10.3 million for the three months ended March 31, 2019 from $8.6 million for the three months ended March 31, 2018, while the average balance of investment securities decreased $1.4 million to $4.6 million from $6.0 million. The average yield on investment securities increased 40 basis points and the average yield on other interest-earning assets increased 85 basis points for the three months ended March 31, 2019 compared to the same period ended March 31, 2018. The increase in yield on other earning assets is due primarily to increased interest rates on time deposits we have in other financial institutions.

Interest Expense. Total interest expense increased $129,000, or 50.4%, to $385,000 for the three months ended March 31, 2019 from $256,000 for the three months ended March 31, 2018. Interest expense on deposits increased $81,000, or 40.7%, to $280,000 for the three months ended March 31, 2019 from $199,000 for the three months ended March 31, 2018, and interest expense on borrowed funds increased $48,000, or 84.0%, to $105,000 for the three months ended March 31, 2019. The increase in interest expense on deposits and borrowed funds is due to higher average interest rates reflecting the increasing market rate environment, on a greater volume of deposits and borrowings. The average balance of total interest-bearing deposits increased $4.8 million to $73.1 million for the three months ended March 31, 2019 compared to $68.3 million for the three months ended March 31, 2018, while the average cost of these deposits increased 36 basis points to 1.53% from 1.17%. The average balance of FHLB advances increased $3.3 million to $17.3 million for the three months ended March 31, 2019 compared to the same period ended March 31, 2018, while the average cost increased 80 basis points due to increased rates for new or renewed advances.

Net Interest Income. Net interest income increased $10,000, or 1.1%, to $943,000 for the three months ended March 31, 2019 compared to $933,000 for the three months ended March 31, 2018. This slight increase reflects the increase in the average balances of our loans of $8.3 million, offset by the increase in the cost of interest-bearing liabilities of 46 basis points for the 2019 quarter compared to the 2018 quarter.

Our net interest margin decreased to 3.38% for the three months ended March 31, 2019 from 3.63% for the three months ended March 31, 2018, and net interest rate spread decreased to 3.06% for the 2019 quarter compared to 3.38% for the 2018 quarter, reflecting the increase in cost of funds.

Provision for Loan Losses. There was no provision for loan losses for the three months ended March 31, 2019 compared to $5,000 for the three months ended March 31, 2018. The allowance for loan losses increased to $772,000, or 0.78% of total loans, at March 31, 2019, compared to $768,000, or 0.77% of total loans, at December 31, 2018. Total nonperforming loans were $716,000 at March 31, 2019, compared to $100,000 at December 31, 2018. This increase was due primarily to a $554,000 loan which was past due over 90 days as of March 31, 2019, however, the Bank believes that it is well secured and is working with the borrower. Classified (substandard, doubtful and loss) loans were $874,000 at March 31, 2019, and $662,000 at December 31, 2018. There were $1,000 in charge-offs and $5,000 in recoveries for the three months ending March 31, 2019. As a percentage of nonperforming loans, the allowance for loan losses was 107.82% at March 31, 2019, compared to 768% at December 31, 2018.

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

Noninterest Income. Noninterest income increased $41,000, or 71.9%, to $98,000 for the three months ended March 31, 2019 from $57,000 for the three months ended March 31, 2018. The increase was primarily due to an increase of $19,000 in gain on sale of loans originated for sale and an increase of $18,000 in loan servicing income for the three months ended March 31, 2019, compared to the same three month period in 2018.

Noninterest Expense. Noninterest expense increased $136,000, or 16.4%, to $967,000 for the three months ended March 31, 2019 compared to $831,000 for the three months ended March 31, 2018. The increase was due primarily to a $119,000 increase in salaries and employee benefits, a $16,000 increase in occupancy and equipment, and a $16,000 increase in legal, accounting and professional fees, offset by a decrease in other noninterest expense of $20,000. The increase in salaries and employee benefits is due to an increase in employees, and the implementation of our 2018 equity incentive plan, which was approved by our stockholders. The increase in occupancy expenses is due to increased depreciation expenses and increased maintenance expenses, and the increase in professional expenses is due to an increase in consulting and legal fees. The decrease in other noninterest expense reflects a reduction in various general and administrative expenses.

Income Tax Expense. We recorded an income tax expense of $17,000 for the three months ended March 31, 2019 compared to $30,000 for the three months ended March 31, 2018. This decrease was due to the decrease in income before taxes. The effective tax rate was 22.97% for the quarter ended March 31, 2019 compared to 19.48% for the same quarter in 2018.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Dallas. At March 31, 2019, we had $17.1 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $27.0 million from the FHLB-Dallas and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $710,000 and $162,000 for the three months ended March 31, 2019 and 2018, respectively. Net cash resulting from investing activities, which consists primarily of net change in loans receivable, net change in investment securities and proceeds from the sale of loans, was ($539,000) and $230,000 for the three months ended March 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $1.8 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2019, the Bank exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $18.5 million, or 15.29% of adjusted average total assets, which is above the well-capitalized required level of $6.0 million, or 5.0%; and total risk-based capital of $19.3 million, or 26.22% of risk-weighted assets, which is above the well-capitalized required level of $7.3 million, or 10.0%; and common equity Tier 1 capital of $18.5 million or 25.17% of risk weighted assets, which is above the well-capitalized required level of $4.8 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at March 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HERITAGE NOLA BANCORP, INC.

Date: May 7, 2019	/s/W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: May 7, 2019	/s/Lisa B. Hughes
Lisa B. Hughes
Senior Vice President/Chief Financial Officer