Form 10-Q
period 2019-06-30
Heritage NOLA Bancorp, Inc.
filed 2019-08-13
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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
None

As of August 6, 2019, 1,618,165 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc. and Subsidiary

Form 10-Q

Item 1.	Consolidated Financial Statements

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2019 (Unaudited) and December 31, 2018

(In Thousands)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and Due from Banks	$914	$529
Interest Earning Deposits in Banks	2,817	3,886
Total Cash and Cash Equivalents	3,731	4,415
Interest Earning Time Deposits in Banks	5,080	3,586
Securities Available for Sale, at Fair Value	3,769	4,221
Securities Held to Maturity	458	518
Mortgage Loans Held for Sale	681	580
Loans Receivable, Net of Unearned Income	100,088	97,721
Allowance for Loan Losses	(772)	(768)
Total Loans, Net	99,997	97,533
Premises and Equipment	5,179	5,137
Federal Home Loan Bank Stock	814	802
Bank Owned Life Insurance	2,128	2,102
Foreclosed Real Estate	-	-
Prepaid Expenses and Other Assets	1,184	1,107
Total Assets	$122,340	$119,421

LIABILITIES AND EQUITY
Interest Bearing Deposits	$72,296	$72,953
Noninterest Bearing Deposits	5,580	4,344
Total Deposits	77,876	77,297

Borrowed Funds	18,961	16,822
Advances from Borrowers for Taxes and Insurance	517	282
Accrued Expenses and Other Liabilities	1,113	903
Total Liabilities	98,467	95,304

Shareholders' Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	-	-
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,633,165 Shares Issued and Outstanding on June 30, 2019	16	17
Additional Paid-in Capital	14,558	14,953
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,217)	(1,217)
Retained Earnings	10,494	10,395
Accumulated Other Comprehensive Income (Loss)	22	(31)
Total Shareholders' Equity	23,873	24,117
Total Liabilities and Shareholders' Equity	$122,340	$119,421

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(In Thousands, except for Earnings Per Share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest Income
Loans, including Fees	$1,292	$1,175	$2,525	$2,295
Investment Securities	30	32	60	65
Other Interest Earning Assets	65	42	130	78
Total Interest Income	1,387	1,249	2,715	2,438

Interest Expense
Deposits	285	228	565	427
Borrowed Funds	114	56	219	113
Total Interest Expense	399	284	784	540

Net Interest Income	988	965	1,931	1,898

Provision for Loan Losses	-	-	-	5
Net Interest Income after Provision for Loan Losses	988	965	1,931	1,893

Noninterest Income
Gain on Sale of Loans Originated for Sale	21	16	40	16
Loan Servicing Income	51	44	102	77
Other Income	32	28	61	52
Total Noninterest Income	104	88	203	145

Noninterest Expense
Salaries and Employee Benefits	603	499	1,180	956
Occupancy and Equipment	109	102	217	194
Data Processing	43	54	89	104
FDIC Insurance and Examination Fees	20	23	41	46
Director Compensation	17	17	36	36
Legal, Accounting and Professional Fees	81	66	146	116
Advertising	31	31	56	49
Telephone and Communications	17	16	34	29
Other	128	99	218	208
Total Noninterest Expense	1,049	907	2,017	1,738

Income Before Income Tax Expense	43	146	117	300
Income Tax Expense	1	28	18	58
Net Income	$42	$118	$99	$242

Earnings per share: Basic	$0.03	$0.08	$0.06	$0.16
Diluted	$0.03	N/A	$0.06	N/A

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net Income	$42	$118	$99	$242

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	42	(14)	67	(85)
Income Tax Effect	(9)	3	(14)	18

Total Other Comprehensive Income (Loss)	33	(11)	53	(67)

Comprehensive Income	$75	$107	$152	$175

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

(In Thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2018	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Net Income	-	-	-	242	-	242

Other Comprehensive Income (Loss)	-	-	-	-	(67)	(67)

Balance at June 30, 2018	$17	$15,440	$(1,270)	$10,219	$(60)	$24,346

Balance at January 1, 2019	$17	$14,953	$(1,217)	$10,395	$(31)	$24,117

Compensation Expense related to restricted shares	-	77	-	-	-	77

Compensation Expense related to stock options	-	52	-	-	-	52

Stock Shares Repurchased	(1)	(524)	-	-	-	(525)

Net Income	-	-	-	99	-	99

Other Comprehensive Income (Loss)	-	-	-	-	53	53

Balance at June 30, 2019	$16	$14,558	$(1,217)	$10,494	$22	$23,873

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities
Net Income	$99	$242
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	-	5
Provision for Depreciation	111	92
Deferred Income Tax Expense (Benefit)	(37)	(9)
Change in Mortgage Servicing Rights	(24)	(3)
(Accretion) Amortization of Premiums and Discounts on Securities	12	17
(Accretion) Amortization of Deferred Loan Origination Fees	14	8
Gain on Sale of Loans Originated for Sale	(40)	(16)
Originations of Loans Held for Sale	(2,556)	(851)
Loss on disposal of Premise and Equipment	-	5
Stock dividends on FHLB Stock	(12)	(8)
Compensation expense related to stock benefit plans	129	-
Proceeds from Loans Held for Sale	2,495	867
Gain or Loss on Sale of Foreclosed Real Estate	-	(1)
(Increase) Decrease in Accrued Interest Receivable	(9)	3
(Increase) Decrease in Bank Owned Life Insurance	(26)	(25)
(Increase) Decrease in Prepaid Expenses and Other Assets	(21)	49
Increase (Decrease) in Accrued Expenses and Other Liabilities	210	139

Net Cash provided by (used in) Operating Activities	345	514

Cash Flows from Investing Activities
Principal Collected on Securities Available for Sale	510	609
Principal Collected on Securities Held to Maturity	57	62
Net Change in Interest-earning Time Deposits at Banks	(1,494)	249
Net (Increase) Decrease in Loans	(2,377)	(5,303)
Purchases of Premises and Equipment	(153)	(381)
Proceeds from Sales of Foreclosed Real Estate	-	85

Net Cash provided by (used in) Investing Activities	(3,457)	(4,679)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	579	5,453
Shares Repurchased	(525)	-
Advances from Borrowers for Taxes and Insurance	235	248
Borrowed Funds	7,500	6,450
Repayments of Borrowed Funds	(5,361)	(7,208)

Net Cash provided by (used in) Financing Activities	2,428	4,943

Net Change in Cash and Cash Equivalents	(684)	778

Cash and Cash Equivalents - Beginning of Period	4,415	4,038

Cash and Cash Equivalents - End of Period	$3,731	$4,816

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$558	$426
Interest Paid on Borrowed Funds	$215	$111
Income Taxes Paid	$18	$58

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Heritage NOLA Bancorp, Inc. and Subsidiary (the “Company”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

The consolidated financial statements include Heritage NOLA Bancorp, Inc. and its wholly-owned subsidiary, Heritage Bank of St. Tammany (the “Bank”), together referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to the 2018 financial information in order to conform to the 2019 financial statement presentation. Such reclassifications had no effect on previously reported net income.

Subsequent Events

On July 1, 2019, the Bank received $10.5 million in deposits from a municipal recreation district. This will significantly impact asset size, deposits, interest expense and interest income. These are primarily bond funds to be used for various projects and we expect a large portion of the deposits to be used within a year.

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

Note C – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$3,741	$46	$(18)	$3,769

Held to Maturity:
Mortgage-Backed Securities	$458	$1	$(4)	$455

	December 31, 2018
(in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Available for Sale:
Mortgage-Backed Securities	$4,260	$38	$(77)	$4,221

Held to Maturity:
Mortgage-Backed Securities	$518	$1	$(12)	$507

There were no securities sold in 2019 or 2018.

All mortgage-backed securities held on June 30, 2019 and December 31, 2018 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at June 30, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Within One Year	$-	$-
After One Year Through Five Years	145	145
After Five Years Through Ten Years	1,570	1,573
After Ten Years	2,026	2,051
	$3,741	$3,769

Held to Maturity:
After Five Years Through Ten Years	$256	$255
After Ten Years	202	200
	$458	$455

The following tables reflect gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$45	$1	$1,345	$17	$1,390	$18

Held to Maturity:
Mortgage-Backed Securities	$-	$-	$376	$4	$376	$4

	December 31, 2018
(in thousands)	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available for Sale:
Mortgage-Backed Securities	$549	$3	$2,526	$74	$3,075	$77

Held to Maturity:
Mortgage-Backed Securities	$-	$-	$418	$12	$418	$12

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at June 30, 2019 and December 31, 2018, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Company does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

Note D – Loans Receivable and Allowance for Loan Losses

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”) at June 30, 2019 and December 31, 2018.

Loans receivable at June 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	June 30, 2019	December 31, 2018

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$52,553	$52,956
Non-owner-occupied	14,575	13,485
Home Equity Lines of Credit	3,031	2,973
Commercial (Nonresidential) Properties	22,975	21,868
Land	2,092	2,211
Construction	3,137	2,947
Multi-family	1,482	1,524
Commercial	2,266	1,964
Consumer Loans	274	354
Total Loans	102,385	100,282

Less: Net Deferred Loan Fees	(366)	(380)
Loans in Process	(1,250)	(1,601)
Allowance for Loan Losses	(772)	(768)
Net Loans	$99,997	$97,533

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

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the six months ended June 30, 2019 and the year ended December 31, 2018. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Period Ended June 30, 2019

(in thousands)

	Real Estate
	Commercial	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$113	$23	$519	$16	$5	$9	$83	$768
Charge-offs	-	-	-	-	-	(2)	-	(2)
Recoveries	5	-	-	-	-	1	-	6
Provision	(10)	(4)	7	-	-	1	6	-
Ending Balance	$108	$19	$526	$16	$5	$9	$89	$772

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$71	$-	$-	$-	$-	$71

Ending Balance:
Collectively Evaluated for Impairment	$108	$19	$455	$16	$5	$9	$89	$701

Loans Receivable:
Ending Balance	$22,975	$2,092	$70,159	$3,137	$1,482	$274	$2,266	$102,385

Ending Balance:
Individually Evaluated for Impairment	$-	$-	$697	$-	$-	$-	$-	$697

Ending Balance:
Collectively Evaluated for Impairment	$22,975	$2,092	$69,462	$3,137	$1,482	$274	$2,266	$101,688

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

Credit quality indicators as of June 30, 2019 and December 31, 2018:

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

The following tables represent the Company's credit exposure by credit quality indicator as of June 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

June 30, 2019

	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$22,975	$2,074	$68,815	$3,137	$1,482	$274	$2,266	$101,023
Special Mention	-	-	404	-	-	-	-	404
Substandard	-	18	940	-	-	-	-	958
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$22,975	$2,092	$70,159	$3,137	$1,482	$274	$2,266	$102,385

December 31, 2018

	Real Estate
	Commercial Real Estate	Land	One-to-Four Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$21,868	$2,189	$68,774	$2,947	$1,524	$354	$1,964	$99,620
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	22	640	-	-	-	-	662
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
	$21,868	$2,211	$69,414	$2,947	$1,524	$354	$1,964	$100,282

The following tables are an aging analysis of loans as of June 30, 2019 and December 31, 2018:

Aged Analysis of Past Due Loans Receivable

(in thousands)

June 30, 2019

	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable

Real Estate:
Commercial	$219	$-	$219	$22,756	$-	$22,975
Land	55	-	55	2,037	-	2,092
Residential	1,697	121	1,818	67,644	697	70,159
Construction	-	-	-	3,137	-	3,137
Multi-family	-	-	-	1,482	-	1,482
Consumer	47	-	47	227	-	274
Commercial	-	-	-	2,266	-	2,266
	$2,018	$121	$2,139	$99,549	$697	$102,385

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

The following tables below present impaired loans disaggregated by class as of and for the six months ended June 30, 2019 and the year ended December 31, 2018:

Impaired Loans

(in thousands)

As Of And For The Three Months Ended June 30, 2019
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	-	-	-	-	-
1-4 family residential	697	697	71	706	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$697	$697	$71	$706	$-

Impaired Loans

(in thousands)

As Of And For The Year Ended December 31, 2018
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
Loans with an allowance recorded:
Real estate
Commercial	$-	$-	$-	$-	$-
Land	-	-	-	-	-
1-4 family residential	100	100	10	99	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Loans with no allowance recorded:
Real estate
Commercial	-	-	-	-	-
Land	-	-	-	-	-
1-4 family residential	-	-	-	-	-
Multi-Family	-	-	-	-	-
Construction	-	-	-	-	-
Consumer and Commercial	-	-	-	-	-

Totals	$100	$100	$10	$99	$-

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

Troubled Debt Restructuring

(in thousands)

		Pre-	Post-
	Number of Loans	Modification Outstanding Recorded Investment	Modification Outstanding Recorded Investment
Modifications as of June 30, 2019:

Residential - modified amortization	2	$697	$697

Modifications as of December 31, 2018:

Residential - modified amortization	0	$-	$-

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of June 30, 2019 and December 31, 2018. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

(In thousands)		Fair Value Measurement Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2019

Mortgage-Backed Securities	$3,769	$-	$3,769	$-

December 31, 2018

Mortgage-Backed Securities	$4,221	$-	$4,221	$-

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

		Fair Value Measurement Using
(In thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2019

Assets
Impaired Loans	$626	$-	$626	$-
Repossessed Assets	-	-	-	-
Total	$626	$-	$626	$-

December 31, 2018

Assets
Impaired Loans	$90	$-	$90	$-
Repossessed Assets	-	-	-	-
Total	$90	$-	$90	$-

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018, are as follows:

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2019
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,811	$8,811	$8,811	$-	$-
Securities-Available for Sale	3,769	3,769	-	3,769	-
Securities-Held to Maturity	458	455	-	455	-
Other Equity Securities	814	814	-	-	814
Cash Value of Life Insurance	2,128	2,128	-	2,128	-
Loans Held for Sale	681	681	-	681	-
Loans Held -Net	99,316	99,785	-	-	99,785
	$115,977	$116,443	$8,811	$7,033	$100,599

Financial Liabilities:
Deposits	$77,876	$77,928	$-	$-	$77,928
Borrowed Funds	18,961	19,008	-	19,008	-
	$96,837	$96,936	$-	$19,008	$77,928

			Fair Value Measurement Using
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,001	$8,001	$8,001	$-	$-
Securities-Available for Sale	4,221	4,221	-	4,221	-
Securities-Held to Maturity	518	507	-	507	-
Other Equity Securities	802	802	-	-	802
Cash Value of Life Insurance	2,102	2,102	-	2,102	-
Loans Held for Sale	580	580	-	580	-
Loans-Net	97,533	98,841	-	-	98,841
	$113,757	$115,054	$8,001	$7,410	$99,643

Financial Liabilities:
Deposits	$77,297	$76,754	$-	$-	$76,754
Borrowed Funds	16,822	16,677	-	16,677	-
	$94,119	$93,431	$-	$16,677	$76,754

NOTE F – Change in Corporate Form

On July 12, 2017, Heritage Bank of St. Tammany (“the Bank”) converted to the stock form of ownership, and issued all of its stock to Heritage NOLA Bancorp, Inc. The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 12, 2017 and resulted in the issuance of 1,653,125 common shares by the Company. The cost of the Conversion and stock offering totaled $1.1 million and was deducted from the proceeds of the offering.

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

Earnings per common share were computed as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share data)	2019	2019

Numerator:
Net income available to common shareholders	$42	99

Denominator:
Weighted average common shares outstanding	1,643,650	1,652,991
Less: Average unallocated ESOP shares	121,670	121,670
Weighted average shares	1,521,980	1,531,321

Effect of dilutive securities:
Restrictive Stock	9,958	8,624
Stock Options	-	-
Weighted average common shares outstanding - assuming dilution	1,531,938	1,539,945

Basic earnings per common share	$0.03	$0.06
Diluted earnings per common share	$0.03	$0.06

NOTE H – Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. All employees of the Bank meeting certain requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP for the three and six month periods ended June 30, 2019 was $22,000 and $43,000, respectively.

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

Stock Options

The table below represents the stock option activity for the period shown:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at January 1, 2019	145,825	$12.46
Granted	0	-
Exercised	0	-
Forfeited	0	-
Expired	0	-

Options outstanding at June 30, 2019	145,825	$12.46

As of June 30, 2019, the Company had $461,000 of unrecognized compensation expense related to stock options, having recognized $51,000 of compensation expense for the six month period ended June 30, 2019.  The cost of stock options will be amortized in monthly installments over the five-year and seven-year vesting periods.  The aggregate grant date fair value of the stock options granted in 2018 was $544,000.  The options outstanding at June 30, 2019, were granted on August 16, 2018 and September 18, 2018.  Accordingly, there are no options currently exercisable.

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

The table below presents the restricted stock award activity for the period shown:

		Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date

Non-vested at January 1, 2019	66,111	$12.46

Granted	0	-
Vested	0	-
Forfeited	0	-

Non-vested at June 30, 2019	66,111	$12.46

As of June 30, 2019, the Company had $698,000 of unrecognized compensation expense related to restricted shares, having recognized $77,000 of compensation expense for the six month period ending June 30, 2019.  The cost of the restricted shares will be amortized in monthly installments over the five and seven-year vesting periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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
25

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets were $122.3 million at June 30, 2019, an increase of $2.9 million, or 2.4%, compared to $119.4 million at December 31, 2018. The increase was due primarily to an increase of $2.5 million in total loans, net.

Loans, net. Loans, net increased $2.5 million, or 2.6%, to $100.0 million at June 30, 2019 from $97.5 million at December 31, 2018.  Commercial real estate loans increased $1.1 million, or 5.0%, to $23.0 million at June 30, 2019 from $21.9 million at December 31, 2018. Non-owner-occupied one- to four-family residential real estate loans increased $1.1 million, or 8.1%, to $14.6 million and commercial loans increased $300,000, or 15.3% to $2.3 million, while owner-occupied one- to four-family residential real estate loans decreased $400,000, or 0.8%, to $52.6 million.

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

Securities. Securities were $4.2 million at June 30, 2019, a decrease of $500,000, or 10.6%, from $4.7 million at December 31, 2018. This decrease reflects normal repayments and maturities of the mortgage backed securities.

Deposits. Deposits increased $600,000, or 0.8%, to $77.9 million at June 30, 2019 from $77.3 million at December 31, 2018. Checking accounts increased by $2.4 million or 28.9%, and savings and certificates of deposit decreased $1.8 million, or 2.6%. Subsequent to June 30, 2019, on July 1, deposits increased $10.5 million due to the receipt of one municipal entity’s deposits.

Borrowings. Borrowings, consisting of Federal Home Loan Bank advances, increased $1.2 million, or 1.8%, to $19.0 million at June 30, 2019 from $16.8 million at December 31, 2018. Advances are utilized to help fund loan growth.

Total Shareholders’ Equity. Total shareholders’ equity decreased $244,000, or 1.0%, to $23.9 million at June 30, 2019. The decrease was primarily the result of stock repurchases totaling $525,000, offset by net income of $99,000, and an increase of $130,000 in additional paid-in capital for the equity incentive plans, and an increase in accumulated other comprehensive income of $53,000 for the six months ended June 30, 2019.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. Net income for the three months ended June 30, 2019 was $42,000, compared to $118,000 for the three months ended June 30, 2018, a decrease of $76,000.

Interest Income. Interest income increased $138,000, or 11.1%, for the three months ended June 30, 2019 from the three months ended June 30, 2018. The increase was primarily attributable to a $117,000 increase in interest on loans receivable, and a $23,000 increase in interest on other interest-earning assets. The average balance of loans during the three months ended June 30, 2019 increased $8.5 million, or 9.5%, to $98.4 million from $89.9 million for the three months ended June 30, 2018, while the average yield on loans increased two basis points to 5.25% for the three months ended June 30, 2019. The average balance of investment securities decreased $1.2 million to $4.4 million from $5.6 million, while other interest-earning assets increased $800,000 to $9.8 million for the three months ended June 30, 2019 from $8.9 million for the three months ended June 30, 2018. The average yield on investment securities increased 48 basis points and the average yield on other interest-earning assets increased 78 basis points for the three months ended June 30, 2019 compared to the same period ended June 30, 2018. The increase in yield on other earning assets is due primarily to increased interest rates on deposits we have in other financial institutions.

Interest Expense. Total interest expense increased $115,000, or 40.5%, to $399,000 for the three months ended June 30, 2019 from $284,000 for the three months ended June 30, 2018. Interest expense on deposits increased $57,000, or 25.0%, to $285,000 for the three months ended June 30, 2019 from $228,000 for the three months ended June 30, 2018, and interest expense on borrowed funds increased $58,000, or 103.6%, to $114,000 for the three months ended June 30, 2019. The increase in interest expense on deposits was due to higher average interest rates offered reflecting the increasing market rate environment. The average balance of interest-bearing deposits increased $1.3 million to $72.3 million for the three months ended June 30, 2019 compared to $71.0 million for the three months ended June 30, 2018, while the average cost of these deposits increased 30 basis points to 1.58% from 1.28%. The average balance of FHLB advances increased $6 million for the three months ended June 30, 2019 compared to the same period ended June 30, 2018, while the average cost increased 66 basis points due to increased rates for new or renewed advances.

Net Interest Income. Net interest income increased $23,000, or 2.4%, to $988,000 for the three months ended June 30, 2019 compared to $965,000 for the three months ended June 30, 2018. This increase reflects the increase in the average balances of our loans of $8.5 million, offset by the increase in the average balances of interest-bearing liabilities of $7.4 million and an increase in the average cost of those liabilities of 40 basis points for the 2019 quarter compared to the 2018 quarter.

Our net interest margin decreased to 3.51% for the three months ended June 30, 2019 from 3.69% for the three months ended June 30, 2018. Net interest rate spread decreased to 3.16% for the 2019 quarter compared to 3.41% for the 2018 quarter reflecting the increase in cost of funds.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 2019 or for the three months ended June 30, 2018. The allowance for loan losses increased to $772,000, or 0.77% of total loans, at June 30, 2019, compared to $768,000, or 0.78% of total loans, at December 31, 2018. Total nonperforming loans were $818,000 at June 30, 2019, compared to $100,000 at December 31, 2018. Classified (substandard, doubtful and loss) loans were $958,000 at June 30, 2019, and $662,000 at December 31, 2018.

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

Noninterest Income. Noninterest income increased $16,000, or 18.2%, to $104,000 for the three months ended June 30, 2019 from $88,000 for the three months ended June 30, 2018. The increase was primarily due to an increase of $7,000 in loan servicing income, and an increase in gain on sale of loans and of $5,000 for the three months ended June 30, 2019, compared to the same three month period in 2018.

Noninterest Expense. Noninterest expense increased $142,000, or 15.7%, to $1.0 million for the three months ended June 30, 2019 compared to $907,000 for the three months ended June 30, 2018. The increase was due primarily to a $104,000 increase in salaries and employee benefits, and a $29,000 increase in other noninterest income. The increase in salaries and employee benefits is due to an increase in the number of employees, and the implementation of our 2018 equity incentive plan, which was approved by our stockholders. The increase in other noninterest expense is due to increased expenses of $8,000 for education, training and other personnel, and an increase in other general and administrative expenses related to having our annual shareholder’s meeting in the 2nd quarter of this year.

Income Tax Expense. We recorded a net income tax expense of $1,000 for the three months ended June 30, 2019 compared to $28,000 for the three months ended June 30, 2018. The decrease was due to the decrease in income before taxes for the period. The effective tax rate was 23.3% for the quarter ended June 30, 2019 compared to 19.2% for the same quarter in 2018.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. Net income for the six months ended June 30, 2019 was $99,000, compared to $242,000 for the six months ended June 30, 2018, a decrease of $143,000. The decrease in net income was due to a $33,000 increase in net interest income, and increase in noninterest income of $58,000, and a decrease in provision for income taxes of $40,000. These were offset in part by an increase in noninterest expense of $279,000 for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Interest Income. Interest income increased $277,000, or 11.5%, to $2.7 million for the six months ended June 30, 2019 from $2.4 million for the six months ended June 30, 2018. The increase was primarily attributable to a $230,000 increase in interest on loans receivable, and a $52,000 increase in interest on other interest-earning assets. The average balance of loans during the six months ended June 30, 2019 increased $8.4 million, or 9.4%, to $97.5 million from $89.1 million for the six months ended June 30, 2018, while the average yield on loans remained nearly unchanged at 5.18% for the six months ended June 30, 2019 from 5.16% for the six months ended June 30, 2018. The average balance of investment securities decreased $1.3 million while the average yield increased 43 basis points, and other interest-earning assets increased $1.3 million, while the average yield increased by a total of 81 basis points for the six months ended June 30, 2019 from the six months ended June 30, 2018.

Interest Expense. Total interest expense increased $244,000, or 45.2%, to $784,000 for the six months ended June 30, 2019 from $540,000 for the six months ended June 30, 2018. Interest expense on deposit accounts increased $138,000, or 31.6%, to $565,000 for the six months ended June 30, 2019 from $427,000 for the six months ended June 30, 2018. Interest expense on borrowings increased $106,000, or 93.8%, to $219,000 for the six months ended June 30, 2019 from $113,000 for the six months ended June 30, 2018. The average balance of FHLB advances increased $4.7 million to $17.8 million for the six months ended June 30, 2019 compared to $13.1 million for the six months ended June 30, 2018, while the average cost of these advances increased 74 basis points to 2.47% from 1.73%.

Net Interest Income. Net interest income increased $33,000, or 1.74%, to $1.9 million for the six months ended June 30, 2019 compared to $1.9 million for the six months ended June 30, 2018. The increase reflects an increase in our loan portfolio, offset by an increase in deposits and the cost of those funds period to period.

Our net interest margin decreased to 3.45% for the six months ended June 30, 2019 from 3.66% for the six months ended June 30, 2018 reflecting the increase in average loans. Net interest rate spread decreased to 3.12% for the six months ended June 30, 2019 compared to 3.39% for the same period in 2018.

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2019 decreased $5,000 for the six months ended June 30, 2018 compared to the same period ended June 30, 2018. The allowance for loan losses increased to $772,000, or 0.77% of total loans, at June 30, 2019, compared to $768,000, or 0.78% of total loans, at December 31, 2018. Total nonperforming loans were $818,000 at June 30, 2019, compared to $100,000 at December 31, 2018. Classified (substandard, doubtful and loss) loans were $958,000 at June 30, 2019, and $662,000 at December 31, 2018. There were $2,000 in charge-offs and $6,000 in recoveries in the six months ending June 30, 2019. As a percentage of nonperforming loans, the allowance for loan losses was 94.4% at June 30, 2019, compared to 768.0% at December 31, 2018.

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

Noninterest Income. Noninterest income increased $58,000, or 40.0%, to $203,000 for the six months ended June 30, 2019 from $145,000 for the six months ended June 30, 2018. The increase was primarily due to an increase in loan servicing income of $25,000 and an increase in the gain on sale of loans originated for sale of $24,000.

Noninterest Expense. Noninterest expense increased $279,000, or 16.4%, to $2.0 million for the six months ended June 30, 2019 compared to $1.7 million for the six months ended June 30, 2018. The increase was attributable to a $224,000 increase in salaries and employee benefits, an increase in legal, accounting and professional fees of $30,000, and an increase in occupancy and equipment expenses of $23,000. The increase in salaries and employee benefits is due to an increase in employees, and the implementation of our 2018 equity incentive plan, which was approved by our stockholders. The increase in legal, accounting and professional fees is due to an increase in professional services expenses related to being a public company as well as legal expenses incurred relating to an environmental quality issue on property previously owned by the Bank, and the increase in occupancy and equipment reflects the new branch opened in June, 2018.

Income Tax Expense. We recorded an income tax expense of $18,000 for the six months ended June 30, 2019 compared to $58,000 for the six months ended June 30, 2018. The decrease was due to the decrease in income before taxes for the period, and taxes were over accrued in the first quarter of 2018. The effective tax rate was 15.4% for the six month ended June 30, 2019 compared to 19.3% for the same period in 2018. The low tax rate is due to having non-taxable income.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and borrowings. We have the ability to borrow from the FHLB-Dallas. At June 30, 2019, we had $19.0 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $25.7 million more from the FHLB-Dallas, and an additional $3.0 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $345,000 and $514,000 for the six months ended June 30, 2019 and 2018, respectively. Net cash resulting from investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was ($3.5 million) and ($4.7 million) for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $2.4 million and $4.9 million for the six months ended June 30, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2019, Heritage Bank of St. Tammany exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $18.6 million, or 15.28% of adjusted average total assets, which is above the well-capitalized required level of $6.1 million, or 5.0%; and total risk-based capital of $19.4 million, or 25.72% of risk-weighted assets, which is above the well-capitalized required level of $7.5 million, or 10.0%; and common equity Tier 1 capital of $18.6 million or 24.7% of risk weighted assets, which is above the well-capitalized required level of $4.9 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at June 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (1)

January 1 - January 31, 2019	12,000	$12.76	12,000	25,486
February 1 - February 28, 2019	-	-	-	25,486
March 1 - March 31, 2019	6,000	12.88	6,000	19,486
April 1 - April 30, 2019	6,500	12.84	6,500	12,986
May 1 - May 31, 2019	8,671	12.89	8,671	54,315
June 1 - June 30, 2019	7,700	12.87	7,700	46,615

Total	40,871	$12.84	40,871	46,615

(1)	On July 24, 2018, the Board of Directors of the Company authorized a stock repurchase program under which it may repurchase up to 82,656 shares, or 5.0%, of the Company’s outstanding common stock. On May 9, 2019 the Board of Directors of the Company authorized the repurchase of an additional 50,000 shares. These repurchase programs will continue until they are completed or terminated by the Company’s Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE NOLA BANCORP, INC.

Date: August 13, 2019	/s/W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: August 13, 2019	/s/Lisa B. Hughes
Lisa B. Hughes
Senior Vice President/Chief Financial Officer

