Form 10-Q
period 2019-09-30
Heritage NOLA Bancorp, Inc.
filed 2019-11-13
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

OR

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000‑55817

Heritage NOLA Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	82-0688069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

205 North Columbia Street Covington, Louisiana	70433
(Address of Principal Executive Offices)	(Zip Code)

(985) 892‑4565

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

YES ◻     NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ◻     NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). YES ◻ NO ☒

Securities registered pursuant to Section 12(b) of the Act:  None

As of November 5, 2019,  1,549,659 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc. and Subsidiary

Form 10‑Q

Item 1.  Consolidated Financial Statements

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2019 (Unaudited) and December 31, 2018

(In Thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and Due from Banks	$1,121	$529
Interest Earning Deposits in Banks	2,910	3,886
Total Cash and Cash Equivalents	4,031	4,415
Interest Earning Time Deposits in Banks	6,823	3,586
Securities Available for Sale, at Fair Value	6,710	4,221
Securities Held to Maturity	425	518
Mortgage Loans Held for Sale	—	580
Loans Receivable, Net of Unearned Income	104,418	97,721
Allowance for Loan Losses	(756)	(768)
Total Loans, Net	103,662	97,533
Premises and Equipment	5,349	5,137
Federal Home Loan Bank Stock	821	802
Bank Owned Life Insurance	2,141	2,102
Foreclosed Real Estate	—	—
Prepaid Expenses and Other Assets	1,252	1,107
Total Assets	$131,214	$119,421

LIABILITIES AND EQUITY
Interest Bearing Deposits	$85,143	$72,953
Noninterest Bearing Deposits	4,798	4,344
Total Deposits	89,941	77,297

Borrowed Funds	16,328	16,822
Advances from Borrowers for Taxes and Insurance	607	282
Accrued Expenses and Other Liabilities	1,235	903
Total Liabilities	108,111	95,304

Shareholders’ Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,561,259 and 1,674,036 Shares Issued and Outstanding on September 30, 2019 and December 31, 2018	16	17
Additional Paid-in Capital	13,710	14,953
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,217)	(1,217)
Retained Earnings	10,577	10,395
Accumulated Other Comprehensive Income (Loss)	17	(31)
Total Shareholders’ Equity	23,103	24,117
Total Liabilities and Shareholders’ Equity	$131,214	$119,421

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(In Thousands, except for Earnings Per Share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest Income
Loans, including Fees	$1,367	$1,238	$3,892	$3,533
Investment Securities	42	29	102	94
Other Interest Earning Assets	97	45	228	123
Total Interest Income	1,506	1,312	4,222	3,750

Interest Expense
Deposits	377	249	942	675
Borrowed Funds	106	68	326	182
Total Interest Expense	483	317	1,268	857

Net Interest Income	1,023	995	2,954	2,893

Provision for Loan Losses	—	—	—	5
Net Interest Income after Provision for Loan Losses	1,023	995	2,954	2,888

Noninterest Income
Gain on Sale of Loans Originated for Sale	43	17	83	33
Loan Servicing Income	65	39	166	116
Other Income	35	29	95	81
Total Noninterest Income	143	85	344	230

Noninterest Expense
Salaries and Employee Benefits	624	546	1,804	1,502
Occupancy and Equipment	114	107	331	302
Data Processing	45	59	133	163
FDIC Insurance and Examination Fees	14	21	55	66
Director Compensation	18	18	54	54
Legal, Accounting and Professional Fees	65	83	211	199
Advertising	30	26	85	75
Telephone and Communications	17	15	51	44
Other	121	114	339	322
Total Noninterest Expense	1,048	989	3,063	2,727

Income Before Income Tax Expense	118	91	235	391
Income Tax Expense	35	18	53	76
Net Income	$83	$73	$182	$315

Earnings per share: Basic	$0.06	$0.05	$0.12	$0.21
Diluted	$0.06	$0.05	$0.12	$0.21

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net Income	$83	$73	$182	$315

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	(6)	(10)	61	(95)
Income Tax Effect	1	2	(13)	20

Total Other Comprehensive Income (Loss)	(5)	(8)	48	(75)

Comprehensive Income	$78	$65	$230	$240

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(In Thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2018	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Compensation Expense related to restricted shares	—	9	—	—	—	9

Compensation Expense related to stock options	—	6	—	—	—	6

Net Income	—	—	—	315	—	315

Other Comprehensive Income (Loss)	—	—	—	—	(75)	(75)

Balance at September 30, 2018	$17	$15,455	$(1,270)	$10,292	$(68)	$24,426

Balance at January 1, 2019	$17	$14,953	$(1,217)	$10,395	$(31)	$24,117

Compensation Expense related to restricted shares	—	116	—	—	—	116

Compensation Expense related to stock options	—	77	—	—	—	77

Stock Shares Repurchased	(1)	(1,436)	—	—	—	(1,437)

Net Income	—	—	—	182	—	182

Other Comprehensive Income (Loss)	—	—	—	—	48	48

Balance at September 30, 2019	$16	$13,710	$(1,217)	$10,577	$17	$23,103

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities
Net Income	$182	$315
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	—	5
Provision for Depreciation	165	148
Deferred Income Tax Expense (Benefit)	(18)	(11)
Change in Mortgage Servicing Rights	(41)	(10)
(Accretion) Amortization of Premiums and Discounts on Securities	20	27
(Accretion) Amortization of Deferred Loan Origination Fees	19	43
Gain on Sale of Loans Originated for Sale	(83)	(33)
Originations of Loans Held for Sale	(5,066)	(1,986)
Loss on disposal of Premise and Equipment	—	5
Stock dividends on FHLB Stock	(19)	(13)
Compensation expense related to stock benefit plans	193	15
Proceeds from Loans Held for Sale	5,729	2,019
Gain or Loss on Sale of Foreclosed Real Estate	—	(1)
(Increase) Decrease in Accrued Interest Receivable	(18)	(15)
(Increase) Decrease in Bank Owned Life Insurance	(39)	(38)
(Increase) Decrease in Prepaid Expenses and Other Assets	(81)	25
Increase (Decrease) in Accrued Expenses and Other Liabilities	332	194

Net Cash provided by (used in) Operating Activities	1,275	689

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(3,258)	—
Principal Collected on Securities Available for Sale	814	923
Principal Collected on Securities Held to Maturity	89	99
Purchase of Federal Home Loan Bank Stock	—	—
Net Change in Interest-earning Time Deposits at Banks	(3,237)	249
Net (Increase) Decrease in Loans	(6,728)	(5,654)
Purchases of Premises and Equipment	(377)	(1,235)
Proceeds from Sales of Foreclosed Real Estate	—	85

Net Cash provided by (used in) Investing Activities	(12,697)	(5,533)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	12,644	6,223
Shares Repurchased	(1,437)	—
Advances from Borrowers for Taxes and Insurance	325	338
Borrowed Funds	8,300	8,750
Repayments of Borrowed Funds	(8,794)	(10,062)

Net Cash provided by (used in) Financing Activities	11,038	5,249

Net Change in Cash and Cash Equivalents	(384)	405

Cash and Cash Equivalents - Beginning of Period	4,415	4,038

Cash and Cash Equivalents - End of Period	$4,031	$4,443

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$931	$674
Interest Paid on Borrowed Funds	$326	$176
Income Taxes Paid	$53	$76

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Heritage NOLA Bancorp, Inc. and Subsidiary (the “Company”) were prepared in accordance with instructions for Form 10‑Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers. The provisions of the update requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016‑08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016‑10, Identifying Performance Obligations and Licensing, which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016‑12, Narrow-Scope Improvements and Practical Expedients which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments - Overall (Subtopic 825‑ 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016‑01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. On October 18, 2019, the FASB approved an effective date delay applicable to emerging growth companies until January 2021. The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. On October 18, 2019, the FASB approved an effective date delay applicable to emerging growth companies until January 2023. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on our Consolidated Financial Statements.

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

In June 2018, FASB issued ASU No. 2018‑07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment”. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

In August 2018, FASB issued ASU 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this ASU modify the disclosure requirements related to fair value. Certain provisions under ASU 2018‑13 require prospective application, while other provisions require retrospective application to all period presented in the consolidated financial statements upon adoption. For an emerging growth company, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the amendment but does not anticipate it will have a material impact on our Consolidated Financial Statements.

Note C – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
U.S. Government Agency - SBA pools	$2,441	$8	$(9)	$2,440
U.S. Agency Mortgage-Backed Securities	4,246	44	(20)	4,270
Total Available for Sale	$6,687	$52	$(29)	$6,710

Held to Maturity:
U.S. Agency Mortgage-Backed Securities	$425	$1	$(4)	$422

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
U.S. Government Agency - SBA pools	$—	$—	$—	$—
U.S. Agency Mortgage-Backed Securities	4,260	38	(77)	4,221
Total Available for Sale	$4,260	$38	$(77)	$4,221

Held to Maturity:
Mortgage-Backed Securities	$518	$1	$(12)	$507

There were no securities sold in 2019 or 2018.

All mortgage-backed securities held on September 30, 2019 and December 31, 2018 were government-sponsored mortgage-backed securities.

The amortized cost and fair value of investment securities at September 30, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Within One Year	$—	$—
After One Year Through Five Years	129	129
After Five Years Through Ten Years	1,480	1,479
After Ten Years	5,078	5,102
	$6,687	$6,710
Held to Maturity:
After Five Years Through Ten Years	$238	$237
After Ten Years	187	185
	$425	$422

The following tables reflect gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale:
U.S. Government Agency - SBA pools	$1,434	$9	$—	$—	$1,434	$9
U.S. Agency Mortgage-Backed Securities	1,634	3	1,258	17	2,892	20
Total Available for Sale	$3,068	$12	$1,258	$17	$4,326	$29

Held to Maturity:
U.S. Agency Mortgage-Backed Securities	$—	$—	$352	$4	$352	$4

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale:
Mortgage-Backed Securities	$549	$3	$2,526	$74	$3,075	$77

Held to Maturity:
Mortgage-Backed Securities	$—	$—	$418	$12	$418	$12

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at September 30, 2019 and December 31, 2018, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Company does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

Note D - Loans Receivable and Allowance for Loan Losses

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”) at September 30, 2019 and December 31, 2018.

Loans receivable at September 30, 2019 and December 31, 2018 are summarized as follows:

(in thousands)	September 30, 2019	December 31, 2018

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$53,977	$52,956
Non-owner-occupied	14,536	13,485
Home Equity Lines of Credit	3,790	2,973
Commercial (Nonresidential) Properties	22,627	21,868
Land	2,288	2,211
Construction	4,241	2,947
Multi-family	2,115	1,524
Commercial	2,534	1,964
Consumer Loans	257	354
Total Loans	106,365	100,282

Less: Net Deferred Loan Fees	(360)	(380)
Loans in Process	(1,587)	(1,601)
Allowance for Loan Losses	(756)	(768)
Net Loans	$103,662	$97,533

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls are considered on a case by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the Nine months ended September 30, 2019 and the year ended December 31, 2018. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Period Ended September 30, 2019

(in thousands)

	Real Estate
			One-to-Four
	Commercial	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$113	$23	$519	$16	$5	$9	$83	$768
Charge-offs	—	—	—	—	—	(18)	—	(18)
Recoveries	5	—	—	—	—	1	—	6
Provision	(23)	(4)	(14)	3	1	31	6	—
Ending Balance	$95	$19	$505	$19	$6	$23	$89	$756

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$85	$—	$—	$—	$—	$85

Ending Balance:
Collectively Evaluated for Impairment	$95	$19	$420	$19	$6	$23	$89	$671

Loans Receivable:
Ending Balance	$22,627	$2,288	$72,303	$4,241	$2,115	$257	$2,534	$106,365

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$836	$—	$—	$—	$—	$836

Ending Balance:
Collectively Evaluated for Impairment	$22,627	$2,288	$71,467	$4,241	$2,115	$257	$2,534	$105,529

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2018

(in thousands)

	Real Estate
			One-to-Four
	Commercial	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$94	$56	$545	$8	$4	$1	$48	$756
Charge-offs	(1)	—	—	—	—	(8)	—	(9)
Recoveries	3	—	13	—	—	—	—	16
Provision	17	(33)	(39)	8	1	16	35	5
Ending Balance	$113	$23	$519	$16	$5	$9	$83	$768

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$10	$—	$—	$—	$—	$10

Ending Balance:
Collectively Evaluated for Impairment	$113	$23	$509	$16	$5	$9	$83	$758

Loans Receivable:
Ending Balance	$21,868	$2,211	$69,414	$2,947	$1,524	$354	$1,964	$100,282

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$100	$—	$—	$—	$—	$100

Ending Balance:
Collectively Evaluated for Impairment	$21,868	$2,211	$69,314	$2,947	$1,524	$354	$1,964	$100,182

Credit quality indicators as of September 30, 2019 and December 31, 2018:

Pass - A pass asset is properly approved, documented, collateralized, and performing. It does not reflect an abnormal amount of risk.

Special mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

The following tables represent the Company’s credit exposure by credit quality indicator as of September 30, 2019 and December 31, 2018:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	September 30, 2019
	Real Estate
	Commercial		One-to-Four
	Real Estate	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$22,627	$2,273	$71,116	$4,241	$2,115	$257	$2,534	$105,163
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	15	1,187	—	—	—	—	1,202
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	$22,627	$2,288	$72,303	$4,241	$2,115	$257	$2,534	$106,365

	December 31, 2018
	Real Estate
	Commercial		One-to-Four
	Real Estate	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$21,868	$2,189	$68,774	$2,947	$1,524	$354	$1,964	$99,620
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	22	640	—	—	—	—	662
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	$21,868	$2,211	$69,414	$2,947	$1,524	$354	$1,964	$100,282

The following tables are an aging analysis of loans as of September 30, 2019 and December 31, 2018:

Aged Analysis of Past Due Loans Receivable

(in thousands)

	September 30, 2019
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable
Real Estate:
Commercial	$—	$—	$—	$22,627	$—	$22,627
Land	51	—	51	2,237	—	2,288
Residential	2,135	—	2,135	69,332	836	72,303
Construction	—	—	—	4,241	—	4,241
Multi-family	—	—	—	2,115	—	2,115
Consumer	44	—	44	213	—	257
Commercial	—	—	—	2,534	—	2,534
	$2,230	$—	$2,230	$103,299	$836	$106,365

Aged Analysis of Past Due Loans Receivable

(in thousands)

	December 31, 2018
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable
Real Estate:
Commercial	$222	$—	$222	$21,646	$—	$21,868
Land	15	—	15	2,196	—	2,211
Residential	2,116	—	2,116	67,198	100	69,414
Construction	—	—	—	2,947	—	2,947
Multi-family	—	—	—	1,524	—	1,524
Consumer	66	—	66	288	—	354
Commercial	—	—	—	1,964	—	1,964
	$2,419	$—	$2,419	$97,763	$100	$100,282

The following tables below present impaired loans disaggregated by class as of and for the three months ended September 30, 2019 and the year ended December 31, 2018:

Impaired Loans

(in thousands)

As Of And For The Three Months Ended September 30, 2019
Allowance
		Unpaid	for Loan	Average	Interest
	Recorded	Principal	Losses	Recorded	Income
	Investment	Balance	Allocated	Investment	Recognized
Loans with an allowance recorded:
Real estate
Commercial	$—	$—	$—	$—	$—
Land	—	—	—	—	—
1-4 family residential	836	836	85	845	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Loans with no allowance recorded:
Real estate
Commercial	—	—	—	—	—
Land	—	—	—	—	—
1-4 family residential	—	—	—	—	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Totals	$836	$836	$85	$845	$—

Impaired Loans

(in thousands)

As Of And For The Year Ended December 31, 2018
Allowance
		Unpaid	for Loan	Average	Interest
	Recorded	Principal	Losses	Recorded	Income
	Investment	Balance	Allocated	Investment	Recognized
Loans with an allowance recorded:
Real estate
Commercial	$—	$—	$—	$—	$—
Land	—	—	—	—	—
1-4 family residential	100	100	10	99	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Loans with no allowance recorded:
Real estate
Commercial	—	—	—	—	—
Land	—	—	—	—	—
1-4 family residential	—	—	—	—	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Totals	$100	$100	$10	$99	$—

Troubled Debt Restructuring

The Company’s troubled debt restructurings are generally due to a modification of terms allowing the customer to make interest-only payments for an amount of time, an extension of the loan term, and/or a reduction in interest rate to obtain a lower payment for the customer. The Company is not committed to lend additional funds to debtors whose loans have been modified.

Troubled Debt Restructuring

(in thousands)

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Modifications as of September 30, 2019:

Residential - modified amortization	2	$725	$678

Modifications as of December 31, 2018:

Residential - modified amortization	—	$—	$—

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of September 30, 2019 and December 31, 2018. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value Measurement Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(In thousands)	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2019
U.S. Government Agency - SBA pools	$2,440	$	$2,440	$
U.S. Agency Mortgage-Backed Securities	4,270		4,270
Total Investment Securities	$6,710	$—	$6,710	$—

December 31, 2018
U.S. Government Agency - SBA pools	$—	$—	$—	$—
U.S. Agency Mortgage-Backed Securities	4,221	—	4,221	—
Total Investment Securities	$4,221	$—	$4,221	$—

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

		Fair Value Measurement Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2019

Assets
Impaired Loans	$751	$—	$751	$—
Repossessed Assets	—	—	—	—
Total	$751	$—	$751	$—

December 31, 2018

Assets
Impaired Loans	$90	$—	$90	$—
Repossessed Assets	—	—	—	—
Total	$90	$—	$90	$—

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018, are as follows:

			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets for	Significant Other	Unobservable
	Carrying	Fair	Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2019
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$10,854	$10,854	$10,854	$—	$—
Securities-Available for Sale	6,710	6,710	—	6,710	—
Securities-Held to Maturity	425	422	—	422	—
Other Equity Securities	821	821	—	—	821
Cash Value of Life Insurance	2,141	2,141	—	2,141	—
Loans Held for Sale	—	—	—	—	—
Loans Held -Net	103,662	104,970	—	—	104,970
	$124,613	$125,918	$10,854	$9,273	$105,791

Financial Liabilities:
Deposits	$89,941	$91,227	$—	$—	$91,227
Borrowed Funds	16,328	16,416	—	16,416	—
	$106,269	$107,643	$—	$16,416	$91,227

			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets for	Significant Other	Unobservable
	Carrying	Fair	Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2018
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$8,001	$8,001	$8,001	$—	$—
Securities-Available for Sale	4,221	4,221	—	4,221	—
Securities-Held to Maturity	518	507	—	507	—
Other Equity Securities	802	802	—	—	802
Cash Value of Life Insurance	2,102	2,102	—	2,102	—
Loans Held for Sale	580	580	—	580	—
Loans-Net	97,533	98,841	—	—	98,841
	$113,757	$115,054	$8,001	$7,410	$99,643

Financial Liabilities:
Deposits	$77,297	$76,754	$—	$—	$76,754
Borrowed Funds	16,822	16,677	—	16,677	—
	$94,119	$93,431	$—	$16,677	$76,754

NOTE F – Change in Corporate Form

On July 12, 2017, Heritage Bank of St. Tammany (the “Bank”) converted to the stock form of ownership, and issued all of its stock to Heritage NOLA Bancorp, Inc., (the “Company”). The Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock pursuant to an independent valuation appraisal of the Bank and the Company. The stock was priced at $10.00 per share. In addition, the Bank’s board of directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the common stock sold in the offering. The Conversion was completed on July 12, 2017 and resulted in the issuance of 1,653,125 common shares by the Company. The cost of the Conversion and stock offering totaled $1.1 million and was deducted from the proceeds of the offering.

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

Earnings per common share were computed as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except per share data)	2019	2019

Numerator:
Net income available to common shareholders	$83	182

Denominator:
Weighted average common shares outstanding	1,598,975	1,635,020
Less: Average unallocated ESOP shares	121,670	121,670
Weighted average shares	1,477,305	1,513,350

Effect of dilutive securities:
Restrictive Stock	12,692	9,958
Stock Options	—	—
Weighted average common shares outstanding - assuming dilution	1,489,997	1,523,308

Basic earnings per common share	$0.06	$0.12
Diluted earnings per common share	$0.06	$0.12

NOTE H – Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. All employees of the Bank meeting certain requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP for the three and Nine months periods ended September 30, 2019 was $28,000 and $76,000, respectively.

NOTE I – Equity Incentive Plan

In August 2018, the Company’s stockholders authorized the adoption of the 2018 Heritage NOLA Bancorp, Inc. Equity Incentive Plan (the “Plan”). No more than 231,437 shares of the Company’s common stock may be issued under the Plan, of which a maximum of 165,312 may be issued pursuant to the exercise of stock options and 66,125 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares or treasury shares. The Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The Plan contains limits on certain types of awards to individual participants.

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

Stock Options

The table below represents the stock option activity for the period shown:

Weighted
Average
	Options	Exercise Price

Options outstanding at January 1, 2019	145,825	$12.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at September 30, 2019	145,825	$12.46

As of September 30, 2019, the Company had $435,000 of unrecognized compensation expense related to stock options, having recognized $77,000 of compensation expense for the nine month period ended September 30, 2019. The cost of stock options will be amortized in monthly installments over the five-year and seven-year vesting periods. The aggregate grant date fair value of the stock options granted in 2018 was $544,000. The options outstanding at September 30, 2019, were granted on August 16, 2018 and September 18, 2018. There are 27,537 options currently exercisable.

The fair value of the Company’s stock options granted in 2018 were $3.69 and $3.75 for the options granted on August 16, 2018 and September 18, 2018, respectively, and they were determined using the Black-Scholes option pricing formula. The following assumptions were used in the formula:

	Stock Options	Stock Options
	Granted	Granted
	August 16, 2018	September 18, 2018

Expected volatility	12.44%	11.94%
Risk-free interest rate	2.87%	3.05%
Expected dividend yield	—%	—%
Expected life (in years)	10	10
Exercise price for the stock options	$12.48	$12.45

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

Exercise price for the stock options - Based on the closing price of the Company’s stock on the date of grant.

Restricted Shares

Restricted shares are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant. Unvested restricted shares may not be disposed of or transferred during the vesting period.

The table below presents the restricted stock award activity for the period shown:

		Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date

Non-vested at January 1, 2019	66,111	$12.46

Granted	—	—
Vested	(12,419)	12.46
Forfeited	—	—

Non-vested at September 30, 2019	53,692	$12.46

As of September 30, 2019, the Company had $660,000 of unrecognized compensation expense related to restricted shares, having recognized $116,000 of compensation expense for the Nine month period ending September 30, 2019. The cost of the restricted shares will be amortized in monthly installments over the five and seven-year vesting periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10‑Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Heritage NOLA Bancorp, Inc.’s Annual Report in Form 10‑K as filed with the Securities and Exchange Commission on March 29, 2019.

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets were $131.2 million at September 30, 2019, an increase of $11.8 million, or 9.9%, compared to $119.4 million at December 31, 2018.  The increase in assets is due to an increase of $6.2 million in total loans, net, a $3.2 million increase in interest earning time deposits in banks and a $2.4 million increase in securities.

Loans, net. Loans, net increased $6.2 million, or 6.4%, to $103.7 million at September 30, 2019 from $97.5 million at December 31, 2018. Construction loans increased $1.3 million, or 44.8%, to $4.2 million at September 30, 2019 from $2.9 million at December 31, 2018. Owner-occupied one- to four-family residential real estate loans increased $1.0 million, or 1.9%, to $54.0 million and non-owner-occupied one- to four-family residential real estate loans increased $1.0 million, or 7.8% to $14.5 million. All loan categories experienced an increase with the exception of consumer loans which decreased $97,000, or 27.4%, to $257,000.

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

Securities. Securities were $7.1 million at September 30, 2019, an increase of $2.4 million, or 51.1%, from $4.7 million at December 31, 2018. This increase reflects investments made and normal repayments and maturities of the mortgage backed securities.

Deposits. Deposits increased $12.7 million, or 16.4%, to $90.0 million at September 30, 2019 from $77.3 million at December 31, 2018. On July 1, the Bank received $11.4 million in interest-bearing municipal checking account deposits.  Checking accounts increased  $13.4 million or 160.2%, and savings and certificates of deposit decreased $708,000, or 1.0%.

 Borrowings. Borrowings, consisting of Federal Home Loan Bank advances, decreased $500,000, or 3.0%, to $16.3 million at September 30, 2019 from $16.8 million at December 31, 2018. Advances are utilized to help fund loan growth.

Total Shareholders’ Equity. Total shareholders’ equity decreased $1.0 million, or 4.1%, to $23.1 million at September 30, 2019. The decrease was primarily the result of stock repurchases totaling $1.4 million, offset by net income of $182,000, and an increase of $193,000 in additional paid-in capital for the equity incentive plans, and an increase in accumulated other comprehensive income of $48,000 for the nine months ended September 30, 2019.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income for the three months ended September 30, 2019 was $83,000, compared to $73,000 for the three months ended September 30, 2018, an increase of $10,000.

Interest Income. Interest income increased $194,000, or 14.8%, for the three months ended September 30, 2019 from the three months ended September 30, 2018. The increase was primarily attributable to a $129,000 increase in interest on loans receivable, and a $52,000 increase in interest on other interest-earning assets. The average balance of loans during the three months ended September 30, 2019 increased $8.3 million, or 8.9%, to $101.9 million from $93.6 million for the three months ended September 30, 2018, while the average yield on loans increased seven basis points to 5.36% for the three months ended September 30, 2019. The average balance of investment securities increased $1.2 million to $6.4 million from $5.2 million, while the average balance of other interest-earning assets increased $6.2 million to $14.8 million for the three months ended September 30, 2019 from $8.6 million for the three months ended September 30, 2018. The average yield on investment securities increased 34 basis points and the average yield on other interest-earning assets increased 50 basis points for the three months ended September 30, 2019 compared to the same period ended September 30, 2018.

Interest Expense. Total interest expense increased $166,000, or 52.4%, to $483,000 for the three months ended September 30, 2019 from $317,000 for the three months ended September 30, 2018. Interest expense on deposits increased $128,000, or 51.4%, to $377,000 for the three months ended September 30, 2019 from $249,000 for the three months ended September 30, 2018, and interest expense on borrowed funds increased $38,000, or 55.9%, to $106,000 for the three months ended September 30, 2019. The increase in interest expense on deposits was due to the increase in interest bearing deposits and higher average interest rates offered reflecting the increasing market rate environment. The average balance of interest-bearing deposits increased $12.8 million to $85.4 million for the three months ended September 30, 2019 compared to $72.6 million for the three months ended September 30, 2018, while the average cost of these deposits increased 40 basis points to 1.77% from 1.37%. The average balance of FHLB advances increased $3.8 million for the three months ended September 30, 2019 compared to the same period ended September 30, 2018, while the average cost increased 43 basis points due to increased rates for new or renewed advances.

Net Interest Income. Net interest income increased $28,000, or 2.8%, to $1.0 million for the three months ended September 30, 2019 compared to $995,000 for the three months ended September 30, 2018. This increase reflects the increase in the average balances of interest-earning assets of $15.8 million, offset by the increase in the average balances of interest-bearing liabilities of $12.8 million and an increase in the average cost of those liabilities of 40 basis points for the 2019 quarter compared to the 2018 quarter.

Our net interest margin decreased to 3.32% for the three months ended September 30, 2019 from 3.71% for the three months ended September 30, 2018. Net interest rate spread decreased to 3.01% for the 2019 quarter compared to 3.41% for the 2018 quarter reflecting the increase in cost of funds.

Provision for Loan Losses. There was no provision for loan losses for the three months ended September 30, 2019 or for the three months ended September 30, 2018. The allowance for loan losses decreased to $756,000, or 0.71% of total loans, at September 30, 2019, compared to $768,000, or 0.77% of total loans, at December 31, 2018. Total nonperforming loans were $836,000 at September 30, 2019, compared to $100,000 at December 31, 2018. Classified (substandard, doubtful and loss) loans were $1.2 million at September 30, 2019, and $662,000 at December 31, 2018.

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

Noninterest Income.  Noninterest income increased  $58,000, or 68.2%, to $143,000 for the three months ended September 30, 2019 from $85,000 for the three months ended September 30, 2018. The increase was due to an increase of $26,000 in loan servicing income, and an increase in gain on sale of loans of $26,000 for the three months ended September 30, 2019, compared to the same three month period in 2018.

Noninterest Expense. Noninterest expense increased $59,000, or 6.0%, to $1.0 million for the three months ended September 30, 2019 compared to $989,000 for the three months ended September 30, 2018. The increase was due primarily to a $78,000 increase in salaries and employee benefits, a $7,000 increase in occupancy and equipment and a $7,000 increase in other noninterest income. The increase in salaries and employee benefits is due to an increase in the number of employees, and the implementation of our 2018 equity incentive plan, which was approved by our stockholders.

Income Tax Expense. We recorded a net income tax expense of $35,000 for the three months ended September 30, 2019 compared to $18,000 for the three months ended September 30, 2018. The increase was due to the increase in income before taxes for the period and timing issues. The effective tax rate was 29.7% for the quarter ended September 30, 2019 compared to 19.8% for the same quarter in 2018.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. Net income for the nine months ended September 30, 2019 was $182,000,  compared to $315,000 for the nine months ended September 30, 2018, a decrease of $133,000. The decrease in net income was due to an increase in noninterest expense of $336,000 for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This was offset by a $61,000 increase in net interest income, an increase in noninterest income of $114,000, and a decrease in provision for income taxes of $23,000.

Interest Income. Interest income increased $472,000, or 12.4%, to $4.2 million for the nine months ended September 30, 2019 from $3.8 million for the nine months ended September 30, 2018. The increase was primarily attributable to a $359,000 increase in interest on loans receivable, and a $105,000 increase in interest on other interest-earning assets. The average balance of loans during the nine months ended September 30, 2019 increased $8.4 million, or 9.3%, to $99.0 million from $90.6 million for the nine months ended September 30, 2018, while the average yield on loans increased to 5.24% for the nine months ended September 30, 2019 from 5.20% for the nine months ended September 30, 2018. The average balance of investment securities decreased $500,000 while the average yield increased 40 basis points, and other interest-earning assets increased $3.0 million, while the average yield increased by a total of 71 basis points for the nine months ended September 30, 2019 from the nine months ended September 30, 2018.

Interest Expense. Total interest expense increased $411,000, or  48.0%, to $1.3 million for the nine months ended September 30, 2019 from $857,000 for the nine months ended September 30, 2018. Interest expense on deposit accounts increased $267,000, or  39.6%, to $942,000 for the nine months ended September 30, 2019 from $675,000 for the nine months ended September 30, 2018. Interest expense on borrowings increased $144,000,  or  79.1%, to $326,000 for the nine months ended September 30, 2019 from $182,000 for the nine months ended September 30, 2018. The average balance of interest-bearing deposits increased $6.3 million to $77.0 million for the nine months ended September 30, 2019 compared to $70.7 million for the nine months ended September 30, 2018, while the average cost of these deposits increased 36 basis points to 1.63% from 1.27%.  The average balance of FHLB advances increased $4.4 million to $17.5 million for the nine months ended September 30, 2019 compared to $13.1 million for the nine months ended September 30, 2018, while the average cost of these advances increased 63 basis points to 2.48% from 1.85%.

Net Interest Income. Net interest income increased $61,000, or 2.1%, to $3.0 million for the nine months ended September 30, 2019 compared to $2.9 million for the nine months ended September 30, 2018. The increase reflects an increase in our loan portfolio, offset by an increase in deposits and the cost of those funds period to period.

Our net interest margin decreased to 3.40% for the nine months ended September 30, 2019 from 3.68% for the nine months ended September 30, 2018 reflecting the increase in average loans. Net interest rate spread decreased to 3.07% for the nine months ended September 30, 2019 compared to 3.39% for the same period in 2018.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2019 decreased $5,000 compared to the same period ended September 30, 2018. The allowance for loan losses decreased to $756,000, or 0.71% of total loans, at September 30, 2019, compared to $768,000, or 0.77% of total loans, at December 31, 2018. Total nonperforming loans were $836,000 at September 30, 2019, compared to $100,000 at December 31, 2018. Classified (substandard, doubtful and loss) loans were $1.2 million at September 30, 2019, and $662,000 at December 31, 2018. There were $18,000 in charge-offs and  $6,000 in recoveries in the nine months ending September 30, 2019. As a percentage of nonperforming loans, the allowance for loan losses was 90.4% at September 30, 2019, compared to 768.0% at December 31, 2018.

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

Noninterest Income.  Noninterest income increased $114,000, or  49.6%, to $344,000 for the nine months ended September 30, 2019 from $230,000 for the nine months ended September 30, 2018. The increase was primarily due to an increase in loan servicing income of $50,000 and an increase in the gain on sale of loans originated for sale of $50,000.

Noninterest Expense. Noninterest expense increased $336,000, or 12.4%, to $3.0 million for the nine months ended September 30, 2019 compared to $2.7 million for the nine months ended September 30, 2018. The increase was primarily attributable to a $302,000 increase in salaries and employee benefits, an increase in occupancy and equipment of $29,000, and an increase in other expenses of $17,000, partially offset by a decrease in data processing expenses of $30,000. The increase in salaries and employee benefits is due to an increase in employees, and the implementation of our 2018 equity incentive plan, which was approved by our stockholders.

Income Tax Expense. We recorded an income tax expense of $53,000 for the nine months ended September 30, 2019 compared to $76,000 for the nine months ended September 30, 2018. The decrease was due to the decrease in income before taxes for the period.   The effective tax rate was 22.6% for the nine month ended September 30, 2019 compared to 19.4% for the same period in 2018.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and borrowings. We have the ability to borrow from the FHLB-Dallas. At September 30, 2019, we had $16.3million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $17.9 million more from the FHLB-Dallas, and an additional $6.4 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.3 million and $689,000 for the nine months ended September 30, 2019 and 2018, respectively. Net cash resulting from investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was ($12.7 million) and ($5.5 million) for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $11.0 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2019, Heritage Bank of St. Tammany exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $18.8 million, or 14.16% of adjusted average total assets, which is above the well-capitalized required level of $6.6 million, or 5.0%; and total risk-based capital of $19.6 million, or 23.90% of risk-weighted assets, which is above the well-capitalized required level of $8.2 million, or 10.0%; and common equity Tier 1 capital of $18.8 million or 22.98% of risk weighted assets, which is above the well-capitalized required level of $5.3 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at September 30, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans	Under the Plan or
Period	Purchased	Share	or Programs	Programs (1)
July 1 - July 31, 2019	15,000	$12.80	15,000	31,585
August 1 - August 31, 2019	31,585	12.67	31,585	—
September 1 - September 30, 2019	25,321	12.66	25,321	24,679

Total	71,906	$12.69	71,906	24,679

(1)

On July 24, 2018, the Board of Directors of the Company authorized a stock repurchase program under which it may repurchase up to 82,656 shares, or 5.0%, of the Company’s outstanding common stock. On May 9, 2019, and again on August 30, 2019, the Board of Directors of the Company authorized the repurchase of an additional 50,000 shares. These repurchase programs will continue until they are completed or terminated by the Company’s Board of Directors.

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

HERITAGE NOLA BANCORP, INC.

Date: November 13, 2019	/s/W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: November 13, 2019	/s/Lisa B. Hughes
Lisa B. Hughes
Senior Vice President/Chief Financial Officer