Form 10-K
period 2019-12-31
Heritage NOLA Bancorp, Inc.
filed 2020-03-27
CIK 1700175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019.

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000‑55817

HERITAGE NOLA BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	82‑0688069
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

205 North Columbia Street, Covington, Louisiana	70433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (985) 892‑4565

Securities registered pursuant to Section 12(b) of the Act:  None

(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 28, 2019 ($12.48) was approximately $17.0 million.

As of March 18, 2020, there were 1,530,209 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for 2020 Annual Meeting of Stockholders (Part III)

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

BUSINESS OF HERITAGE BANK OF ST. TAMMANY

General

We conduct our business from our main office in Covington, Louisiana, and our branch offices in Slidell. Louisiana, and Madisonville, Louisiana. All offices are located in St. Tammany Parish, within the metropolitan area of New Orleans. Additionally, we are in the process of building another branch office in western St. Tammany Parish, Louisiana.

Covington is the Parish Seat of St. Tammany Parish, which is located on the north shore of Lake Pontchartrain which separates St. Tammany Parish from New Orleans. Our primary market area is St. Tammany Parish. To a lesser extent, we also originate loans in the greater New Orleans metropolitan area and the parishes and counties contiguous to St. Tammany Parish.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties and home equity lines of credit, and commercial real estate. We also originate land, construction and multifamily loans, and to a much lesser extent, originate consumer loans and commercial business loans. At December 31, 2019, $72.3 million, or 68.4% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $15.3 million of which were non-owner-occupied loans. While we originate conforming one- to four-family residential real estate loans that we sell to Freddie Mac, we also originate a substantial amount of non-conforming loans that we retain in our portfolio.  We intend to increase our emphasis on the origination of commercial real estate loans.

We offer a variety of deposit accounts, including noninterest-bearing and interest-bearing demand deposit accounts, savings accounts, and certificates of deposit. We utilize advances from the FHLB-Dallas for asset/liability management purposes. At December 31, 2019, we had $18.0 million in advances outstanding with the FHLB-Dallas.

In recent years we have accepted wholesale certificates of deposit through National CD Rateline, an on-line service, and directly from other federally insured institutions. Pursuant to our business strategy, we are seeking to increase our core deposits, which we define as demand deposit and statement savings accounts, by aggressively marketing and pricing these deposit products and by growing our commercial lending relationships, and reduce our reliance on wholesale certificates of deposit as a funding source.

Heritage Bank of St. Tammany is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”).

Our executive and administrative office is located at 205 North Columbia Street, Covington, Louisiana 70433, and our telephone number at this address is (985) 892‑4565. Our website address is www.heritagebank.org. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Market Area

We conduct our business from our main office in Covington, Louisiana, and our branch offices in Slidell, Louisiana, and Madisonville, Louisiana, all of which are located in St. Tammany Parish, within the greater metropolitan area of New Orleans. Additionally, we are in the process of building another full-service branch office in western St. Tammany Parish, Louisiana.

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

According to the United States census, the estimated July 2018 population of St. Tammany Parish was 258,000, representing an increase of 10.3% from the 2010 census population of 234,000. During this same time period, the New Orleans City population is estimated to have grown by 13.7%, the Louisiana population grew by an estimated 2.8% and the United States population grew by an estimated 6.0%. From 2014 through 2018, the median household income for St. Tammany Parish was $68,000, compared to median household incomes of $48,000 and $60,000 for the State of Louisiana and for the United States, respectively.

Competition

We face vigorous competition both in making loans and attracting deposits due to a high concentration of financial institutions within our market area. Additionally, we are much smaller than the majority of depository institutions in our market area. The financial resources of these larger competitors permit them to pay higher interest rates on their deposits and to be more aggressive in new loan originations. Our competition includes commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2019, based on the most recent available FDIC data, there were 25 FDIC-insured financial institutions with offices in St. Tammany Parish, of which we ranked 12th, with a market share of deposits of 1.3%. We do not have a significant market share of either deposits or residential lending in any other parish in Louisiana.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans, including non-owner-occupied loans and home equity lines of credit, and commercial real estate loans. We also originate land, construction and multifamily loans, and to a much lesser extent, we originate consumer loans.

Historically a significant amount of loans that we have originated are non-conforming, and we retain these loans in our portfolio. Generally, we sell most of the conforming conventional, fixed-rate one- to four-family residential real estate loans that we originate to Freddie Mac on a servicing-retained basis. In 2019 and 2018, approximately 46%

and 69% of the owner-occupied, one-to four-family residential real estate loans that we originated, respectively, were retained in our portfolio.

While commercial real estate loans have not historically comprised a significant portion of our total loan portfolio, we continued to increase our portfolio of these loans in 2019, through loan originations and participation purchases. The participations were purchased from other financial institutions that are secured by properties within our market area of St. Tammany Parish and in the parishes contiguous to St. Tammany Parish. We intend to continue to purchase these types of participations from time to time,  and to increase our origination of commercial real estate loans.

In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare and other professionals. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of these types of commercial business loans in the future.

However, we expect that one- to four-family residential real estate lending will continue to be the core of our lending operations in the future.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan, at the dates indicated.

	At December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate:
One- to four-family residential:
Owner-occupied	$53,158	50.3%	$52,956	52.8%
Non-owner-occupied	15,257	14.4	13,485	13.4
Home equity lines of credit	3,858	3.7	2,973	3.0
Commercial real estate	22,349	21.1	21,868	21.8
Land	2,200	2.1	2,211	2.2
Construction	4,259	4.0	2,947	2.9
Multifamily	2,086	2.0	1,524	1.5
Commercial	2,335	2.2	1,964	2.0
Consumer	246	0.2	354	0.4
Total loans receivable	105,748	100.0%	100,282	100.0%

Deferred loan costs (fees)	(349)		(380)
Loans in process	(2,161)		(1,601)
Allowance for loan losses	(769)		(768)
Total loans receivable, net	$102,469		$97,533

Loan Portfolio Maturities. The following table summarizes the scheduled maturitues of our loan portfolio at December 31, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending December 31, 2020. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One- to four
	family
	residential	Commercial					Commercial
(Dollars in thousands)	real estate	real estate	Land	Construction	Multifamily	Consumer	business	Total

Due During the Years Ending December 31,
2020	$201	$14	$222	$973	$906	$17	$—	$2,333
2021	259	403	163	—	—	16	—	841
2022	206	279	63	—	—	29	70	647
2023 to 2024	1,218	2,232	13	—	—	160	827	4,450
2025 to 2029	12,816	4,336	423	—	93	24	1,438	19,130
2030 to 2034	20,311	3,581	1,222	—	148	—	—	25,262
2035 and beyond	37,262	11,504	94	3,286	939	—	—	53,085

Total	$72,273	$22,349	$2,200	$4,259	$2,086	$246	$2,335	$105,748

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate:
One- to four-family residential:
Owner-occupied	$40,365	$12,695	$53,060
Non-owner-occupied	10,936	4,279	15,215
Home equity lines of credit	—	3,796	3,796
Commercial real estate	9,531	12,803	22,334
Land	535	1,443	1,978
Construction	3,286	—	3,286
Multifamily	939	241	1,180
Consumer	—	229	229
Commercial business	1,868	467	2,335
Total	$67,460	$35,953	$103,413

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Heritage Bank of St. Tammany’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2019, our largest credit relationship consisted of sixteen loans which totaled $2.8 million and was secured by residential investment properties. Our next two largest relationships at this date was a $2.4 million loan secured by a commercial office building, and $2.4 million total consisting of two loans secured by a grocery store. At December 31, 2019, these loans were performing in accordance with their repayment terms.

We have a loan committee comprised of the Chairman of the Board, the Chief Credit Officer and five outside directors. A majority of our loan committee must approve any loan over $100,000 which we will retain in our portfolio. Any loan originated for sale must be approved by at least two members of the loan committee. Loans which are secured by certificates of deposits or savings accounts may be approved by any officer of the Bank up to 100% of the amount of the collateralized account.

Generally, we require fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require flood insurance (where appropriate) and may require escrow for property taxes and insurance on our one- to four-family residential loans.

One- to Four-Family Residential Real Estate Lending. At December 31, 2019, $53.2 million, or 50.3% of our total loans, was secured by owner-occupied, one- to four-family residential real estate. At this date, we had an additional $15.3 million, or 14.4% of our total loan portfolio, secured by non-owner-occupied, one- to four-family residential real estate loans. We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at December 31, 2019, these types of loans were comprised of 75% fixed-rate loans, and 30% adjustable-rate loans.

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

We originate one- to four-family residential real estate loans for retention in our portfolio as well as for sale in the secondary market. Loans originated for sale are underwritten according to Freddie Mac guidelines, typically with terms of up to 30 years. We generally retain the servicing on loans we sell to Freddie Mac. Additionally, we originate a substantial amount of non-conforming, one- to four-family residential real estate loans that we retain in our portfolio. These loans might be nonconforming as a result of the loan to value of the appraised property securing the loan, or the debt to income ratio or the credit score of the borrower, or other nonconforming aspects of the credit. Fixed rate loans that we currently offer and retain in our portfolio at December 31, 2019 had a maximum fixed-rate term of 15 years.

At December 31, 2019, approximately 88% of our one- to four-family residential real estate loans were secured by properties located in our market area. On a limited basis we have purchased or originated one- to four-family residential real estate loans from outside of our market area.

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

Home Equity Lines of Credit. We offer home equity lines of credit on owner-occupied homes, which are secured by first or second mortgages on residences. We generally offer these loans with a maximum total loan-to-value ratio (including senior liens on the collateral property) of up to 89%. Our home equity lines of credit are interest-only revolving lines of credit with a draw period of up to 10 years. Generally, the rates on our home equity lines of credit are tied to the prevailing Prime Rate as published in The Wall Street Journal. Our home equity lines of credit require additional underwriting criteria, including that the loan must be in the borrower’s personal name and generally that the borrower must have a deposit relationship with the Bank. At December 31, 2019, we had $3.9 million of home equity lines of credit, representing 3.7% of our total loan portfolio. At December 31, 2019, we had no home equity lines of credit that were 60 days or more delinquent.

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

Commercial Real Estate Lending.  In addition to one- to four-family residential real estate lending, we also originate and purchase, and intend to increase our emphasis on the origination and purchase of, commercial real estate loans. At December 31, 2019, $22.3 million, or 21.1% of our total loan portfolio, was comprised of commercial real estate loans.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2019. At December 31, 2019,  $14.4 million of our commercial loans were secured by non-owner-occupied properties.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Office	26	$11,332
Retail	12	3,815
Restaurant	5	2,048
Grocery	2	2,436
Boat Storage Facility	1	888
Other	6	1,830
Total	52	$22,349

At December 31, 2019, our largest single outstanding commercial real estate loan had a balance of $2.4 million and was secured by a commercial office building. This loan was performing in accordance with its original repayment terms at December 31, 2019.

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

Multifamily Real Estate Loans. At December 31, 2019, multifamily real estate loans were comprised of five lending relationships and totaled $2.1 million, or 2.0% of our total loan portfolio.

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

At December 31, 2019, our largest multifamily real estate loan had a balance of $906,000 and was a participation that we purchased that is secured by a 58‑unit property located in our market area. At December 31, 2019, this loan was performing in accordance with its terms.

Construction and Land Lending. At December 31, 2019, we had $4.3 million, or 4.0% of our total loan portfolio, in construction loans, all of which were secured by owner-occupied, single-family residences. At this date we had an additional $2.2 million, or 2.1% of our total loan portfolio, in land loans. We offer loans for the construction of owner-occupied residential properties as well as non-owner occupied residential and commercial properties. At December 31, 2019, our largest construction loan was a $393,000 loan secured by an owner-occupied, one- to four-family residential real estate loan. This loan was performing in accordance with its original repayment terms at December 31, 2019.

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

Commercial Business Lending. In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare and other professionals. At December 31, 2019, we had $2.3 million of commercial business loans, $1.9 million of which were loans to healthcare professionals secured by personal guarantees from the borrower, purchased from Bankers Healthcare Group. Commercial business loans represent 2.2% of our total loan portfolio. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of the Bankers Healthcare Group loans such that the aggregate outstanding balance of these loans would equal our regulatory loans to one borrower limitation. We anticipate originating more commercial business loans in the future.

Consumer Lending. At December 31, 2019, we had $246,000, or 0.2%, of our loan portfolio in consumer loans. This figure includes $7,000 of demand deposit overdrafts. Our consumer loans are primarily secured by savings accounts or certificates of deposit, and are interest-only loans. The majority of these loans have a variable rate of interest for a term of up to five years, tied to the Wall Street Journal prime rate.

Loan Originations, Participations, Purchases and Sales

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers. In recent years, we expanded our staff to include additional residential real estate lenders and experienced commercial lenders to increase our loan originations.

Consistent with our growth strategy, we have purchased loans and participations in loans secured by both one- to four-family residential and commercial real estate. For the year ended December 31, 2019, one- to four-family secured loans accounted for $777,000 in purchased loans and participations and commercial real estate accounted for $1.0 million in purchased loans and participations. Additionally during 2019, we purchased loans to healthcare professionals through Bankers Healthcare Group totaling $551,000. We originate one-to four-family residential real estate loans that conform to Freddie Mac guidelines for sale into the secondary market. In 2019 and 2018, we originated for sale and sold $10.8 million and $3.5 million, respectively, of one- to four-family residential real estate loans.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
(Dollars in thousands)	2019	2018

Total loans, at beginning of period	$100,282	$89,935

Loans originated:
Real estate:
One- to four-family residential:
Owner-occupied	19,847	11,242
Non-owner-occupied	3,525	2,128
Home equity lines of credit	3,329	1,761
Commercial real estate	3,047	5,385
Land	329	410
Construction	3,204	4,452
Multifamily	650	—
Commercial Business	128	420
Consumer	331	355
Total loans originated	34,390	26,153

Loans purchased:
Real estate:
One- to four-family residential:
Owner-occupied	—	—
Non-owner-occupied	777	474
Commercial real estate	1,035	3,244
Multifamily	—	—
Commercial business	551	652
Total loans purchased	2,363	4,370

Loans sold:
Real estate:
One- to four-family residential:
Owner-occupied	10,782	3,472
Total loans sold	10,782	3,472

Other:
Principal repayments, etc	20,505	16,704

Net loan activity	5,466	10,347
Total loans, including loans held for sale, at end of period	$105,748	$100,282

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

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2019, we had two loans totaling $668,000 which were classified as a troubled debt restructuring. These loans are secured by single family residences.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30‑89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2019
Real estate:
One- to four-family residential:
Owner-occupied	23	$2,383	—	$—	23	$2,383
Non-owner-occupied	2	77	1	7	3	84
Home equity lines of credit	1	75	—	—	1	75
Commercial real estate	—	—	—	—	—	—
Land	2	34	—	—	2	34
Construction	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Total	28	$2,569	1	$7	29	$2,576

At December 31, 2018
Real estate:
One- to four-family residential:
Owner-occupied	15	$2,034	1	$100	16	$2,134
Non-owner-occupied	—	—	—	—	—	—
Home equity lines of credit	1	82	—	—	1	82
Commercial real estate	1	222	—	—	1	222
Land	2	15	—	—	2	15
Construction	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Consumer	3	66	—	—	3	66
Commercial business	—	—	—	—	—	—
Total	22	$2,419	1	$100	23	$2,519

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.” At December 31, 2019, we had no loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at December 31, 2019 and 2018 include approximately $828,000 and $100,000 of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $85,000 and $10,000 at December 31, 2019 and 2018, respectively.

	At December 31,
(Dollars in thousands)	2019	2018
Substandard assets	$1,070	$662
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$1,070	$662

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

At December 31,
	2019	2018
(Dollars in thousands)

Non-accrual loans:
Real estate:
One- to four-family residential:
Owner-occupied	$806	$100
Non-owner-occupied	22	—
Home equity lines of credit	—	—
Commercial real estate	—	—
Land	—	—
Construction	—	—
Multifamily	—	—
Consumer	—	—
Commercial business	—	—
Total	828	100

Accruing loans 90 days or more past due:
Real estate:
One- to four-family residential:
Owner-occupied	—	—
Non-owner-occupied	—	—
Home equity lines of credit	—	—
Commercial real estate	—	—
Land	—	—
Construction	—	—
Multifamily	—	—
Consumer	—	—
Commercial business	—	—
Total accruing loans 90 days or more past due	—	—

Total non-performing loans	828	100

Real estate owned	—	—

Total non-performing assets	$828	$100

Accruing troubled debt restructurings:
Real estate:
One- to four-family residential:
Owner-occupied	$—	$—
Non-owner-occupied	—	—
Home equity lines of credit	—	—
Commercial real estate	—	—
Land	—	—
Construction	—	—
Multifamily	—	—
Consumer	—	—
Commercial business	—	—
Total	$—	$—

Ratios:
Total non-performing loans to total loans	0.78%	0.10%
Total non-performing assets to total assets	0.63%	0.08%
Total non-performing loans and TDRs to total loans	0.78%	0.10%
Total non-performing assets and TDRs to total assets	0.63%	0.08%

For the year ended December 31, 2019, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was immaterial. Interest income recognized on such loans for the year ended December 31, 2018 was also immaterial.

Other Loans of Concern. At December 31, 2019 and 2018, there were $241,000 and $562,000, respectively, of other loans, all of which were classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings table above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended
	December 31,
	2019	2018
	(Dollars in thousands)

Balance at beginning of year	$768	$756

Charge-offs:
Real estate:
One- to four-family residential:
Owner-occupied	—	—
Non-owner-occupied	—	—
Home equity lines of credit	—	—
Commercial real estate	—	1
Land	—	—
Construction	—	—
Multifamily	—	—
Consumer	18	8
Commercial business	—	—
Total charge-offs	18	9

Recoveries:
Real estate:
One- to four-family residential:
Owner-occupied	—	(13)
Non-owner-occupied	—	—
Home equity lines of credit	—	—
Commercial real estate	(5)	(3)
Land	—	—
Construction	—	—
Multifamily	—	—
Consumer	(1)	—
Commercial business	—	—
Total recoveries	(6)	(16)

Net charge-offs (recoveries)	12	(7)
Provision for loan losses	13	5

Balance at end of year	$769	$768

Ratios:
Net charge-offs to average loans outstanding	0.01%	‑0.01%
Allowance for loan losses to non-performing loans at end of year	92.87%	768.00%
Allowance for loan losses to total loans at end of year	0.73%	0.77%

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

	At December 31,
	2019			2018
		Percent of	Percent of		Percent of	Percent of
		Allowance to	Loans in		Allowance to	Loans in
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
	(Dollars in thousands)
Real estate:
One- to four-family residential	$516	67.1%	68.4%	$519	67.6%	69.2%
Commercial real estate	96	12.5	21.1	113	14.7	21.8
Land	18	2.3	2.1	23	3.0	2.2
Construction	20	2.6	4.0	16	2.1	2.9
Multifamily	6	0.8	2.0	5	0.6	1.5
Consumer	26	3.4	0.2	9	1.2	0.4
Commercial business	87	11.3	2.2	83	10.8	2.0
Total allowance for loan losses	$769	100.0%	100.0%	$768	100.0%	100.0%

At December 31, 2019, our allowance for loan losses represented 0.7% of total loans and 92.9% of nonperforming loans, and at December 31, 2018, our allowance for loan losses represented 0.7% of total loans and 768.0% of nonperforming loans. During the year ended December 31, 2019, there were $18,000 charge-offs and $6,000 in recoveries, and for the year ended December 31, 2018, there were $9,000 in charge-offs and $16,000 in recoveries.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At December 31, 2019 and 2018, our investment portfolio consisted of mortgage-backed securities and Small Business Administration pools.

Mortgage-Backed Securities. At December 31, 2019, we had mortgage-backed securities with a carrying value of $4.3 million. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Heritage Bank of St. Tammany. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Small Business Administration Securities. At December 31, 2019, we had Small Business Administration (“SBA”) securities with a carrying value of $2.3 million. SBA securities are collateralized by pools of loans secured by a variety of collateral with a 100% U.S. Government guarantee. The interest rate of the security is lower than the interest rates of the underlying loans, and is adjustable on a quarterly basis. These securities can offer higher yields and protection from rising interest rates, as well as carrying a zero percent risk weight for financial institutions.

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

The following table sets forth the amortized cost and fair value of our investment securities portfolio, at the dates indicated.

	At December 31,
	2019		2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)

Available for sale:
SBA securities	$2,274	$2,270	$—	$—
Mortgage-backed securities	3,908	3,940	4,260	4,221
	6,182	6,210	4,260	4,221
Held to maturity:
Mortgage-backed securities	389	388	518	507

Total investment securities	$6,571	$6,598	$4,778	$4,728

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Securities available for sale:
SBA securities	$—	—%	$—	—%	$—	—%	$2,274	2.20%	$2,274	$2,270	2.20%
Mortgage-backed securities	—	—	114	1.05	1,388	2.12	2,406	2.90	3,908	3,940	2.56
Securities held to-to-maturity:
Mortgage-backed securities	—	—	—	—	220	1.88	169	1.74	389	388	1.82
Total securities	$—	—%	$114	1.05%	$1,608	2.09%	$4,849	2.53%	$6,571	$6,598	2.39%

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

Deposits. We offer deposit products having a range of interest rates and terms. We currently offer interest-bearing and noninterest-bearing demand accounts, savings accounts, and certificates of deposit. In recent years we have accepted financial institution jumbo certificates of deposit through National CD Rateline, an on-line service. Pursuant to our business strategy, we are seeking to increase our core deposits by aggressively marketing and pricing these deposit products and by growing our commercial lending relationships, and reduce our reliance on certificates of deposit as a funding source.

The flow of deposits is influenced significantly by general economic conditions, changes in market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our offices.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended December 31,
	2019			2018
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)
Deposit type:
Statement savings	$13,520	16.3%	0.28%	$14,656	19.6%	0.25%
Non-interest bearing demand	4,179	5.0	—	3,730	5.0	—
Interest bearing demand	10,780	13.0	1.22	3,894	5.2	0.23
Certificates of deposit	54,482	65.7	2.06	52,629	70.2	1.70

Total deposits	$82,961	100.0%	1.56%	$74,909	100.0%	1.26%

As of December 31, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $35.2 million. The following table sets forth the maturity of those certificates as of December 31, 2019.

At
December 31, 2019
(In thousands)

Three months or less	$4,959
Over three months through twelve months	13,853
Over one year to three years	15,202
Over three years	1,147
Total	$35,161

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2019	2018
	(In thousands)

Interest Rate:
Less than 1.00%	$50	$50
1.00% - 1.99%	28,104	31,173
2.00% - 2.99%	23,660	20,821
3.00% - 3.99%	2,491	2,370
Total	$54,305	$54,414

Borrowings. We may obtain advances from the FHLB-Dallas upon the security of our capital stock in the FHLB-Dallas and our one- to four-family residential real estate portfolio. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At December 31, 2019, we had $18.0 million in outstanding advances from the FHLB-Dallas. Based on available collateral and our ownership of FHLB-Dallas stock, and based upon our internal policy, we had access to additional FHLB-Dallas advances of up to $20.1 million on December 31, 2019.

In addition, Heritage Bank of St. Tammany has the ability to borrow up to $6.4 million on a line of credit with First National Bankers’ Bank. At December 31, 2019, there was no balance on this line of credit.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended
	December 31,
	2019	2018
	(Dollars in thousands)

FHLB:
Balance at end of period	$18,041	$16,822
Average balance during period	17,176	13,415
Maximum outstanding at any month end	18,961	16,822
Weighted average interest rate at end of period	2.31%	2.41%
Average interest rate during period	2.47%	1.98%

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

Employees

As of December 31, 2019 we had 26 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Legislation enacted in May 2018 requires the federal banking agancies, including the Federal Reserve Board, to establish a “community bank leverage ratio” of between 8 to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion.  Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk based requirements.  The federal regulation issued a final rule that set the optimal ‘community bank leverage ratio” at 9%..

At December 31, 2019, Heritage Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2019, Heritage Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Heritage Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Heritage Bank of St. Tammany must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12‑month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, Heritage Bank satisfied the QTL test.

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

At December 31, 2019, Heritage Bank met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

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

Federal Home Loan Bank System

Heritage Bank of St. Tammany is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Heritage Bank was in compliance with this requirement at December 31, 2019. Based on redemption provisions of the FHLB-Dallas, the stock has no quoted market value and is carried at cost. Heritage Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB-Dallas. As of December 31, 2019, no impairment has been recognized.

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

In order for Heritage NOLA Bancorp to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Heritage Bank of St. Tammany must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2019, Heritage Bank maintained 70.7% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Emerging Growth Company Status

Heritage NOLA Bancorp, Inc. is an emerging growth company under the JOBS Act. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial stock offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company in April 2022, five years after the completion of our stock offering.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2019, Heritage Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. For the year ended December 31, 2019, Heritage NOLA Bancorp, Inc. and Heritage Bank generated no federal net operating loss carryforwards. Heritage NOLA Bancorp, Inc. and Heritage Bank generated no net operating loss carryforward for Louisiana. Heritage NOLA Bancorp, Inc. and Heritage Bank also had no net operating loss carryforward generated prior to 2019.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, Heritage NOLA Bancorp, Inc. and Heritage Bank had no capital loss carryover.

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

Availability of Annual Report on Form 10‑K

This Annual Report on Form 10‑K is available on our website at www.heritagebank.org. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10‑K.

ITEM 1A.            Risk Factors

The presentation of Risk Factors is not required for smaller reporting companies like Heritage NOLA Bancorp.

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.              Properties

At December 31, 2019, the net book value of our properties was $5.9 million. We own our three full-service offices located at 205 North Columbia Street, Covington, Louisiana, 200 Gause Boulevard, Slidell, Louisiana, and 707 Main Street, Madisonville, Louisiana. Additionally, we are building a full-service branch office in western St. Tammany Parish, Louisiana , which we expect to be complete in mid- 2020. We believe that our current and in-process facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

ITEM 3.               Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.               Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “HRGG.” The approximate number of holders of record of Heritage NOLA Bancorp, Inc. common stock as of December 31, 2019 was 86. Certain shares of Heritage NOLA Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Heritage NOLA Bancorp’s common stock for the year ended December 31, 2019 and 2018.

	High	Low
2019:
Quarter Ended December 31	$12.80	$12.66
Quarter Ended September 30	13.00	12.66
Quarter Ended June 30	13.00	12.77
Quarter Ended March 31	12.90	12.62

2018:
Quarter Ended December 31	$13.16	$12.45
Quarter Ended September 30	12.58	12.25
Quarter Ended June 30	12.48	11.77
Quarter Ended March 31	12.52	11.62

(b)	Report of Offering of Securities and Use of Proceeds Therefrom. Not applicable.

The Company’s repurchases of common stock for the three months ended December 31, 2019 were as follows:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans	Under the Plan or
Period	Purchased	Share	or Programs	Programs (1)
October 1 through October 31, 2019	11,600	$12.66	11,600	13,079
November 1 through November 30, 2019	3,850	$12.66	3,850	9,229
December 1 through December 31, 2019	2,500	$12.80	32,000	56,729

Total	17,950	$12.68	47,450	56,729

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

ITEM 6.               Selected Financial Data

	At or For the Years Ended
	December 31,
	2019	2018

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.28%	0.37%
Return on average equity	1.50%	1.72%
Average equity to average total assets	18.73%	21.32%

ITEM 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited financial statements, which appear beginning on page F‑1 of this annual report. You should read the information in this section in conjunction with the business and financial information regarding the Company and Heritage Bank provided in this annual report.

Overview

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, including non-owner-occupied properties and home equity lines of credit, and commercial real estate loans. We also originate land, construction and multifamily loans, and to a much lesser extent, we originate consumer loans and purchase commercial business loans. At December 31, 2019, $72.3 million, or 68.4% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, $15.3 million of which were non-owner-occupied loans. While we originate conforming one- to four-family residential real estate loans that we sell to Freddie Mac, historically we have also originated a substantial amount of non-conforming loans that we retain in our portfolio. Since the consummation of our stock offering, we have hired two experienced commercial lenders and intend to increase our emphasis on the origination of commercial real estate loans.

In 2016, we began purchasing loans from the Bankers Healthcare Group, a nationally recognized lender to healthcare professionals. Consistent with our business plan to grow our loan portfolio while managing our interest rate risk, subject to market conditions, we may increase our holdings of these types of commercial business loans in the future.

We offer a variety of deposit accounts, including interest- and noninterest-bearing demand accounts, savings accounts, and certificates of deposit. We utilize advances from the FHLB-Dallas for asset/liability management purposes. At December 31, 2019, we had $18.0 million in advances outstanding with the FHLB-Dallas.

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

Our executive and administrative office is located at 205 North Columbia Street, Covington, Louisiana 70433, and our telephone number at this address is (985) 892‑4565. Our website address is www.heritagebank.org. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to focus on one- to four-family residential real estate lending, including our practice of originating for retention in our portfolio, nonconforming long-term loans. We have been, and will continue to be, primarily a one- to four-family residential real estate lender for borrowers in our market area. As of December 31, 2019, $72.3 million, or 68.4% of our total loan portfolio, consisted of one- to four-family residential real estate loans, including $15.3 million, or 14.4%, of non-owner-occupied loans, and $3.9 million, or 3.7%, of home equity lines of credit. While we intend to increase our focus on the origination and purchase of commercial real estate lending in an effort to increase yield, we expect that one- to four-family residential real estate lending will remain our primary lending activity.

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

•

Maintaining our strong asset quality through conservative loan underwriting. As we seek to diversify our loan portfolio, we intend to maintain strict, quality-oriented loan underwriting and credit monitoring processes. In recent years, management and the board of directors have focused on improving the Bank’s asset quality by implementing such policies and procedures. At December 31, 2019, nonperforming assets totaled $828,000, or 0.6% of total assets, and were $100,000, or 0.1% of total assets at December 31, 2018.

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

•

Expanding our banking franchise as opportunities arise through de novo branching and/or branch acquisitions. We currently operate from our three full-service banking offices. We believe there are branch expansion opportunities in our primary market area. We intend to evaluate branch expansion opportunities, including through establishing a de novo branch and/or branch acquisitions as such opportunities arise. Consistent with this strategy, the Bank is building a new branch in western St. Tammany Parish, Louisiana due to be completed in mid-2020.

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

Mortgage Servicing Rights. We sell all of our conforming conventional one- to four-family residential real estate loans on a servicing-retained basis to Freddie Mac. When we acquire mortgage servicing rights through the origination of mortgage loans and sale of those loans with servicing rights retained, we allocate a portion of the total cost of the mortgage loans to the mortgage servicing rights based on their relative fair value. At December 31, 2019, we were servicing loans sold to Freddie Mac totaling $36.8 million, and we were servicing an additional $11.8 million of loans held by Habitat for Humanity. We amortize capitalized mortgage servicing rights as a reduction of servicing fee income in proportion to, and over the period of, estimated net servicing income by use of a method that approximates the level-yield method. We periodically evaluate capitalized mortgage servicing rights for impairment using a model that takes into account several variables including expected prepayment speeds and prevailing interest rates. If we identify impairment, we charge the amount of the impairment to earnings by establishing a valuation allowance against the capitalized mortgage servicing rights asset. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speed. We monitor this risk and adjust the valuation allowance as necessary to adequately record any probable impairment in the portfolio. Management believes the estimation of these variables makes this a critical accounting policy. For purposes of measuring impairment, the mortgage servicing rights are stratified based on financial asset type and interest rates. In general, the value of mortgage servicing rights increases as interest rates rise and decreases as interest rates fall. This is because the estimated life and estimated income from a loan increase as interest rates rise and decrease as interest rates fall.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Total Assets. Total assets increased $12.0 million, or 10.1%, to $131.4 million at December 31, 2019 from $119.4 million at December 31, 2018. Net loans increased $5.0 million, interest earning deposits in other banks increased 4.0 million and securities increased $1.9 million from December 31, 2018 o December 31, 2019.  A new, large municipal deposit relationship was instrumental in funding these increases.

Cash and Cash Equivalents, and Interest Bearing Time Deposits in Banks. Cash and cash equivalents increased $1.8 million, or 40.9%, to $6.2 million at December 31, 2019 from $4.4 million at December 31, 2018. This increase was due primarily to the new municipal deposit relationship acquired during the year.

Net Loans. Net loans increased $5.0 million, or 5.1%, to $102.5 million at December 31, 2019 from $97.5 million at December 31, 2018. During the year ended December 31, 2019, we originated $34.4 million of loans, $26.7 million of which were one- to four-family residential real estate loans, $3.2 million which were construction loans, $3.0 million of which were commercial real estate loans and the remaining $1.4 million were land, consumer, and commercial business loans. During 2019, one- to four-family residential real estate loans increased $2.9 million, or 4.2%, to $72.3 million at December 31, 2019, from $69.4 million at December 31, 2018, commercial real estate loans increased $480,000, or 21.9%, to $22.3 million at December 31, 2019 from $21.9 million at December 31, 2018. These increases were consistent with our business strategy to increase our asset size and grow our loan portfolio.

In 2019, we sold $10.8 million of one- to four-family residential real estate loans,  an increase of $7.3 million, or 208.6%, from the $3.5 million loans sold in 2018.  This increase was due to increased market activity and decreased rates, primarily in the second half of 2019.  Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

Securities. Securities available-for-sale and held-to-maturity increased to $6.6 million at December 31, 2019 from $4.7 million at December 31, 2018. This increase was due to the purchase of securities offset by normal repayments and prepayments of the loans securing the securities.

Premises and Equipment. Premises and equipment increased $720,000, or 14.1%, to $5.8 million at December 31, 2019 from $5.1 million at December 31, 2018. The increase resulted primarily from the construction costs to to date of the new branch office being built in western St. Tammany Parish, Louisiana, due to be complete in mid-2020.

 Deposits. Deposits increased $11.6 million, or 15.0%, to $88.9 million at December 31, 2019 from $77.3 million at December 31, 2018.  Interest-bearing checking accounts increased $$12.0 million, or 302.5%, to $16.0 million at December 31, 2019 from $4.0 million at December 31, 2018.  This increase was primarily due to the new municipal deposit relationship we acquired in 2019.

Borrowings. Borrowings, consisting entirely of Federal Home Loan Bank advances, totaled $18.0 million at December 31, 2019 compared to $16.8 million at December 31, 2018. The increase in borrowings was attributable to management utilizing advances as a funding source for loan originations, purchases and liquidity, in addition to utilizing deposits.

Total Shareholders’ Equity. Total shareholders’ equity decreased $933,000, or 3.9%, to $23.2 million at December 31, 2019 from $24.1 million at December 31, 2018. This decrease was primarily the result of stock repurchases totaling $1.6 million, offset by net income of $355,000 and stock compensation of $325,000 for the year ended December 31, 2019.

Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018

General. We had net income of $355,000 for the year ended December 31, 2019, compared to net income of $418,000 for the year ended December 31, 2018, a decrease of $63,000, or 15.1%. The decrease in net income resulted primarily from an increase in noninterest expense of $368,000, offset by an increase in noninterest income of $205,000.

Interest Income. Interest income increased $602,000, or 11.8%, to $5.7 million for the year ended December 31, 2019 from $5.1 million for the year ended December 31, 2018. The increase in interest income resulted primarily from the increase in the average balance of our loan portfolio in 2019. The average balance of loans increased $8.2 million, or 8.9%, to $100.1 million for the year ended December 31, 2019 from $91.8 million for the year ended December 31, 2018, and the average yield on loans increased three basis points to 5.27% during 2019 from 5.24% during 2018. The average balance of other interest-earning assets increased $2.9 million, or 34.1%, to $11.4 million for the year ended December 31, 2019 from $8.5 million for the year ended December 21, 2018, while the average yield on these assets increased 58 basis points to 2.55% for 2019 from 1.97% for 2018. The largest increase in this category was                                      interest earning balances maintained at First National Bankers Bank.

Interest Expense. Total interest expense increased $514,000, or 42.7%, to $1.7 million for the year ended December 31, 2019 from $1.2 million for the year ended December 31, 2018. The increase was primarily due to an increase of $355,000, or 37.8%, in the interest expense on deposits and an increase in interest expense on FHLB advances of $159,000, or 60.0%. The average balance of interest-bearing deposits increased $7.6 million, or 10.7%, to $78.8 million from $71.2 million. The average cost of interest-bearing deposits increased to 1.64% for 2019 compared to 1.32% for 2018. The average balance of FHLBs advances increased $3.8 million, or 28.4%, to $17.2 million for the year ended December 31, 2019 compared to $13.4 million for the year ended December 31, 2018, while the average cost of these advances increased to 2.47% during 2019 from 1.98% during 2018.

Net Interest Income. Net interest income increased $88,000, or 2.3%, to $4.0 million for the year ended December 31, 2019 from $3.9 million for the year ended December 31, 2018. Our interest rate spread decreased to 3.08% from 3.40%, and our net interest margin decreased to 3.41% for the year ended December 31, 2019 from 3.69% at December 31, 2018.

Provision for Loan Losses. We recorded a provision for loan losses of $8,000 for the year ended December 31, 2019, compared to a $5,000 provision for the year ended December 31, 2018. The provision for loan losses in 2019 resulted from our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses.” The allowance for loan losses was $769,000, or 0.73% of total loans, at December 31, 2019, compared to $768,000, or 0.77% of total loans, at December 31, 2018. Classified (substandard, doubtful and loss) loans increased to $1.1million at December 31, 2019 from $662,000 at December 31, 2018. Total non-performing loans increased to $828,000 at December 31, 2019 from $100,000 at December 31, 2018. During the year ended December 31, 2019, there were $18,000 in loan and overdraft charge-offs and $6,000 in recoveries, and for the year ended December 31, 2018, there were $9,000 in loan charge-offs and $16,000 in recoveries.

Noninterest Income. Noninterest income increased $205,000, or 61.6%, to $538,000 for the year ended December 31, 2019 from $333,000 for the year ended December 31, 2018. The increase was primarily due to an increase in gain on sale of loans of $102,000 and an increase of $87,000 in loan servicing income.

Noninterest Expense. Noninterest expense increased $368,000, or 9.9%, to $4.1 million for 2019 from $3.7 million for 2018. The increase was due primarily to an increase of $339,000, or 16.2%, in salaries and employee benefits in 2019. The increase in salaries and employee benefits was due to new hires and expenses recognized for the equity incentive plan.

Income Tax Expense.  Income tax expense decreased $20,000, or 19.8%, to $81,000 in 2019 compared to $101,000 in 2018. The primary reason for the decrease in income tax expense in 2019 was the decrease in income before tax expenses of $83,000 for the year ended December 31, 2019.  Our effective tax rate for 2019 was 18.5% due to tax exempt income of $11,000.

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

	For the Year Ended December 31,
	2019			2018
	Average			Average
	Outstanding		Yield/ Rate	Outstanding		Yield/ Rate
(Dollars in thousands)	Balance	Interest	(1)	Balance	Interest	(1)

Interest-earning assets:
Loans, net	$100,077	$5,276	5.27%	$91,842	$4,815	5.24%
Investment securities	5,582	142	2.54	5,437	125	2.30
Other interest-earning assets	11,434	291	2.55	8,533	168	1.97
Total interest-earning assets	117,093	5,709	4.88	105,812	5,108	4.83
Noninterest-earning assets	9,407			8,277
Total assets	$126,500			$114,089

Interest-bearing liabilities:
Interest-bearing demand	$5,090	$13	0.26%	$3,894	$9	0.23%
Interest-bearing public funds demand	5,690	119	2.09	—	—	—
Savings accounts	13,520	38	0.28	14,656	37	0.25
Certificates of deposit	54,482	1,125	2.06	52,629	894	1.70
Total interest-bearing deposits	78,782	1,295	1.64	71,179	940	1.32
Borrowings	17,176	424	2.47	13,415	265	1.98
Total interest-bearing liabilities	95,958	1,719	1.79	84,594	1,205	1.42
Other non-interest bearing liabilities	6,845			5,172
Total liabilities	102,803			89,766
Equity	23,697			24,323
Total liabilities and equity	$126,500			$114,089

Net interest income		$3,990			$3,903
Net interest rate spread (1)			3.08%			3.40%
Net interest-earning assets (2)	$21,135			$21,218
Net interest margin (3)			3.41%			3.69%
Average of interest-earning assets to interest-bearing liabilities	122.03%			125.08%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by total interest-earning assets.

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

	Years Ended December 31,
	2019 vs. 2018
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$432	$29	$461
Investment securities	3	14	17
Other interest-earning assets	57	66	123

Total interest-earning assets	492	109	601

Interest-bearing liabilities:
Interest-bearing demand	3	1	4
Interest-bearing public funds demand	—	119	119
Savings accounts	(3)	4	1
Certificates of deposit	31	200	231
Total deposits	31	324	355

Borrowings	74	85	159

Total interest-bearing liabilities	105	409	514

Change in net interest income	$387	$(300)	$87

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

The tables below set forth, as of December 31, 2019, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

December 31, 2019
Change in		Estimated Increase
Interest		(Decrease) in EVE
Rates	Estimated
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)

+300	$16,367	$(2,715)	(14.2)%
+200	17,226	(1,856)	(9.7)
+100	18,129	(953)	(5.0)
—	19,082	—	—
(100)	19,980	898	4.7

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts

The tables above indicate that at December 31, 2019, in the event of a 100 basis point decrease in interest rates, we would have experienced a 4.7% increase in EVE. In the event of a 200 basis point increase in interest rates at December 31, 2019, we would have experienced a 9.7% decrease in EVE.

In addition to modeling changes to our EVE, we also analyze estimated changes to net interest income (“NII”) for a prospective twelve-month period under the interest rate scenarios set forth above. The following tables set forth our NII model as of December 31, 2019.

		Increase (Decrease)
Change in Interest Rates	Estimated Net Interest	in Estimated Net
(Basis Points)	Income (1)	Interest Income
(Dollars in thousands)
+300	$3,926	(5.4)%
+200	4,000	(3.6)%
+100	4,074	(1.8)%
—	4,148	—%
-100	4,156	0.2%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Dallas. At December 31, 2019, we had $18.0 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow an additional $20.1 million from the FHLB-Dallas and an additional $6.8 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.1 million and $272,000 for the years ended December 31, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable, net change in investment securities and proceeds from the sale of loans, was ($10.5 million) and ($8.8 million) for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of net proceeds from the stock offering and the activity in deposit accounts and Federal Home Loan Bank advances, was $11.2 million and $8.9 million for the years ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, Heritage Bank exceeded all of the regulatory capital requirements with a Tier 1 leverage capital level of $19.1 million, or 14.6% of adjusted total assets, which is above the well-capitalized required level of $6.5 million, or 5.0%; and total risk-based capital of $19.8 million, or 25.1% of risk-weighted assets, which is above the well-capitalized required level of $7.9 million, or 10.0%. Accordingly, Heritage Bank was categorized as well-capitalized at December 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements. At December 31, 2019, we had outstanding commitments to originate loans and to complete funding of construction loans of $2.4 million, and for lines of credit of $5.9 million. We anticipate we will have sufficient funds available to meet our current loan originations commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2019 total $28.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note A of the notes to our financial statements beginning on page F‑1 of this annual report.

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

ITEM 8.               Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10‑K beginning at page F‑1.

ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.            Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Principal Financial

Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no changes made in our internal controls during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.             Exhibits and Financial Statement Schedules

(a)(1)      Financial Statements

The documents filed as a part of this Form 10‑K are:

(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets as of December 31, 2019 and 2018
(C)	Consolidated Statements of Income for the years ended December 31, 2019 and 2018
(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018
(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
(G)	Notes to Consolidated Financial Statements.

(a)(2)      Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of Heritage NOLA Bancorp*
	3.2	Bylaws of Heritage NOLA Bancorp*
	4.1	Form of Common Stock Certificate of Heritage NOLA Bancorp *
	4.2	Description of Heritage NOLA Bancorp’s Securities
	10.1	Employment Agreement of W. David Crumhorn*
	10.2	Employment Agreement of Dana Whitaker*
	10.3	Employment Agreement of Lisa B. Hughes*
	10.4	Salary Continuation Agreement of W. David Crumhorn*
	10.5	Supplemental Retirement Plan for W. David Crumhorn*
	10.6	Split Dollar Life Insurance Agreement with W. David Crumhorn*
	10.7	Director Supplemental Retirement Plan for W. David Crumhorn*
	10.8	Form of Director Supplemental Retirement Plan*
	10.9	Form of Split Dollar Life Insurance Plan for Directors*
	10.10	2018 Equity Incentive Plan**
	21	Subsidiaries
	23	Consent of Auditor
	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	INS XBRL Instance
	101	SCH XBRL Taxonomy Extension Schema
	101	CAL XBRL Taxonomy Extension Calculation
	101	DEF XBRL Taxonomy Extension Definition
	101	LAB XBRL Taxonomy Extension Label
	101	PRE XBRL Taxonomy Extension Presentation

*      Incorporated by reference to the Registration Statement on Form S‑1 (file no. 333‑216613), initially filed March 10, 2017.

**    Incorporated by reference to Appendix A to the Proxy Statement filed July 12, 2018.

ITEM 16.             Form 10‑K Summary

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
www.htbcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Heritage NOLA Bancorp, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heritage NOLA Bancorp, Inc. (the Company) and Subsidiary as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New Orleans, Louisiana

March 27, 2020

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	December 31,	December 31,
	2019	2018
ASSETS
Cash and Due from Banks	$806	$529
Interest Earning Deposits in Banks	5,351	3,886
Total Cash and Cash Equivalents	6,157	4,415
Interest Earning Time Deposits in Banks	6,076	3,586
Securities Available for Sale, at Fair Value	6,210	4,221
Securities Held to Maturity	389	518
Mortgage Loans Held for Sale	284	580
Loans Receivable, Net of Unearned Income	102,954	97,721
Allowance for Loan Losses	(769)	(768)
Total Loans, Net	102,469	97,533
Premises and Equipment	5,857	5,137
Federal Home Loan Bank Stock	827	802
Bank Owned Life Insurance	2,153	2,102
Foreclosed Real Estate	—	—
Prepaid Expenses and Other Assets	1,294	1,107
Total Assets	$131,432	$119,421

LIABILITIES AND EQUITY
Interest Bearing Deposits	$83,734	$72,953
Noninterest Bearing Deposits	5,205	4,344
Total Deposits	88,939	77,297

Borrowed Funds	18,041	16,822
Advances from Borrowers for Taxes and Insurance	302	282
Accrued Expenses and Other Liabilities	966	903
Total Liabilities	108,248	95,304

Shareholders’ Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,543,309 and 1,674,036 Shares Issued and Outstanding on December 31, 2019 and December 31, 2018	15	17
Additional Paid-in Capital	13,561	14,953
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,164)	(1,217)
Retained Earnings	10,750	10,395
Accumulated Other Comprehensive Income (Loss)	22	(31)
Total Shareholders’ Equity	23,184	24,117
Total Liabilities and Shareholders’ Equity	$131,432	$119,421

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	Years Ended December 31,
	2019	2018

Interest Income
Loans, including Fees	$5,277	$4,815
Investment Securities	142	125
Other Interest Earning Assets	291	168
Total Interest Income	5,710	5,108

Interest Expense
Deposits	1,295	940
Borrowed Funds	424	265
Total Interest Expense	1,719	1,205

Net Interest Income	3,991	3,903

Provision for Loan Losses	13	5
Net Interest Income after Provision for Loan Losses	3,978	3,898

Noninterest Income
Gain on Sale of Loans Originated for Sale	153	52
Loan Servicing Income	255	168
Other Income	130	113
Total Noninterest Income	538	333

Noninterest Expense
Salaries and Employee Benefits	2,435	2,096
Occupancy and Equipment	433	403
Data Processing	186	216
FDIC Insurance and Examination Fees	68	88
Director Compensation	72	73
Legal, Accounting and Professional Fees	249	261
Advertising	120	98
Telephone and Communications	62	59
Other	455	418
Total Noninterest Expense	4,080	3,712

Income Before Income Tax Expense	436	519
Income Tax Expense	81	101
Net Income	$355	$418

Earnings per share: Basic	$0.24	$0.27
Diluted	$0.24	0.27

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	Years Ended December 31,
	2019	2018

Net Income	$355	$418

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	67	(48)
Income Tax Effect	(14)	10

Total Other Comprehensive Income (Loss)	53	(38)

Comprehensive Income	$408	$380

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2018	$17	$15,440	$(1,270)	$9,977	$7	$24,171

Compensation Expense related to restricted shares	—	48	—	—	—	48

Compensation Expense related to stock options	—	32	—	—	—	32

ESOP Shares Released	—	12	53	—	—	65

Stock Shares Repurchased	—	(579)	—	—	—	(579)

Net Income	—	—	—	418	—	418

Other Comprehensive Income (Loss)	—	—	—	—	(38)	(38)

Balance at December 31, 2018	$17	$14,953	$(1,217)	$10,395	$(31)	$24,117

Balance at January 1, 2019	$17	$14,953	$(1,217)	$10,395	$(31)	$24,117

Compensation Expense related to restricted shares	—	155	—	—	—	155

Compensation Expense related to stock options	—	103	—	—	—	103

ESOP Shares Released	—	14	53	—	—	67

Stock Shares Repurchased	(2)	(1,664)	—	—	—	(1,666)

Net Income	—	—	—	355	—	355

Other Comprehensive Income (Loss)	—	—	—	—	53	53

Balance at December 31, 2019	$15	$13,561	$(1,164)	$10,750	$22	$23,184

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(Dollars in thousands)

	Years Ended December 31,
	2019	2018

Cash Flows from Operating Activities
Net Income	$355	$418
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	13	5
Provision for Depreciation	221	205
Deferred Income Tax Expense (Benefit)	(25)	15
Change in Mortgage Servicing Rights	(82)	(26)
(Accretion) Amortization of Premiums and Discounts on Securities	29	34
(Accretion) Amortization of Deferred Loan Origination Fees	30	64
Gain on Sale of Loans Originated for Sale	(153)	(52)
Originations of Loans Held for Sale	(10,486)	(4,052)
Loss on disposal of Premise and Equipment	—	5
Stock dividends on FHLB Stock	(25)	(18)
Compensation Expense related to Stock Benefit Plans	325	145
Proceeds from Loans Held for Sale	10,935	3,524
Gain or Loss on Sale of Foreclosed Real Estate	—	(1)
Change in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(25)	(28)
(Increase) Decrease in Bank Owned Life Insurance	(51)	(51)
(Increase) Decrease in Prepaid Expenses and Other Assets	(69)	40
Increase (Decrease) in Accrued Expenses and Other Liabilities	63	45

Net Cash provided by (used in) Operating Activities	1,055	272

Cash Flows from Investing Activities
Purchases of Securities Available for Sale	(3,258)	—
Principal Collected on Securities Available for Sale	1,313	1,226
Principal Collected on Securities Held to Maturity	123	127
Purchase of Federal Home Loan Bank Stock	—	—
Net Change in Interest-earning Time Deposits at Banks	(2,490)	—
Net (Increase) Decrease in Loans	(5,275)	(8,987)
Purchases of Premises and Equipment	(941)	(1,238)
Proceeds from Sales of Foreclosed Real Estate	—	85

Net Cash provided by (used in) Investing Activities	(10,528)	(8,787)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	11,642	6,695
Shares Repurchased	(1,666)	(579)
Advances from Borrowers for Taxes and Insurance	20	18
Borrowed Funds	16,000	16,150
Repayments of Borrowed Funds	(14,781)	(13,392)

Net Cash provided by (used in) Financing Activities	11,215	8,892

Net Change in Cash and Cash Equivalents	1,742	377

Cash and Cash Equivalents - Beginning of Period	4,415	4,038

Cash and Cash Equivalents - End of Period	$6,157	$4,415

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$1,282	$936
Interest Paid on Borrowed Funds	$425	$247
Income Taxes Paid	$81	$98

The accompanying notes are an integral part of these financial statements.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Principles of Consolidation

The consolidated financial statements as of and for the years ended December 31, 2019 and 2018, include Heritage NOLA Bancorp, Inc. and its wholly-owned subsidiary the Bank, together referred to as the Company. Intercompany transactions and balances have been eliminated in consolidation.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within St. Tammany Parish, Louisiana. The types of securities that the Company invests in are included in Note C. The types of lending that the Company engages in are included in Note D. The Company does not have any significant concentrations to any one industry or customer. Real estate loans related to residential properties represented 68% and 69% of the total loan portfolio at December 31, 2019 and 2018, respectively.

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Securities that are bought and held by the Company primarily for the purpose of selling them in the near future are classified as trading securities and reported at fair value. Unrealized gains and losses are included in earnings. The Company had no securities classified as trading as of December 31, 2019 and 2018.

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

Federal Home Loan Bank of Dallas (FHLB) Stock

FHLB stock is redeemable at par value at the discretion of the FHLB and is used to collateralize FHLB advances. The stock is carried at cost which approximates fair value. The Bank is a member of the FHLB System which requires the Bank to purchase and maintain stock in the FHLB. The requirement is generally 0.04% of total assets at the most recent December 31 plus 4.10% of outstanding FHLB advances. The Bank was in compliance with these requirements at December 31, 2019 and 2018.

Loans Receivable

The Bank grants land, residential, commercial real estate, and consumer loans to customers. A substantial portion of the loan portfolio is represented by real estate loans primarily in St. Tammany Parish. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

DECEMBER 31, 2019 AND 2018

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

Mortgage Servicing Rights

Mortgage servicing rights are recognized separately when rights are acquired through the sale or servicing of financial assets. Under authorization guidance of FASB ASC 860‑50, servicing rights resulting from the sale of loans originated by the Bank are initially measured at fair value at the date of transfer. The Bank subsequently measures each class of servicing asset using the amortization method. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Earnings per common share were computed based on the following:

	Years Ended December 31,
(in thousands, except per share data)	2019	2018

Numerator:
Net income available to common shareholders	$355	$418

Denominator:
Weighted average common shares outstanding	1,614,693	1,666,804
Less: Average unallocated ESOP shares	121,656	126,946
Weighted average shares	1,493,037	1,539,858

Effect of dilutive securities:
Restrictive Stock	11,386	—
Stock Options	—	—
Weighted average common shares outstanding - assuming dilution	1,504,423	1,539,858

Basic earnings per common share	$0.24	$0.27
Diluted earnings per common share	$0.24	$0.27

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation process, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with the taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The income tax accounting guidance related to accounting for uncertainty in income taxes sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. As of December 31, 2019 and 2018, management is not aware of any uncertain tax positions that would have a material effect on the Bank’s financial statements.

Advertising Costs

Advertising costs are expensed as incurred.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), was adopted by the Company during 2019.  This ASU implements a common revenue standard and clarifies the principles used for recognizing revenue.  It requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance does not apply to revenue associated with financial instruments, including loans and investment securities that are accounted for under other GAAP guidance, which

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

comprises a significant portion of the Company’s revenue. As such, the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

The FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, was adopted in 2018. This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. This ASU also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet.

ASU No. 2016-16 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, this ASU clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

DECEMBER 31, 2019 AND 2018

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

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)." The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve the consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For an emerging growth company, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 31, 2022. The Company is currently assessing the impact of adoption of this guidance.

Reclassifications

Certain reclassifications may have been made to the 2018 financial information in order to conform to the 2019 financial statement presentation. Such reclassifications had no effect on previously reported net income.

Subsequent Events

In preparing the financial statements, the Bank has evaluated events and transactions for potential recognition or disclosure through March 27, 2020, the date the financial statements were available to be issued.

The outbreak of Coronavirus Disease 2019 (“COVID-19”) could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company.  The World Health Organization has declared Covid-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.

The spread of the outbreak will likely cause disruptions in the U.S. economy and is highly likely to disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration and its impacts on the Company’s customers, employees and vendors. Therefore, the extent to which COVID-19 may impact the Company’s financial condition or results of operations cannot be reasonably estimated at this time.

Note B – Commitments and Contingencies -

The Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments are commitments to extend credit. The instruments contain various elements of credit

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

and interest rate risk in excess of the amount recognized in the balance sheets. The Bank’s exposure to credit loss, if the other party to the financial instrument for commitments to extend credit does not perform, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments that it does for on-balance-sheet financial instruments. The Bank had new loan commitments at December 31, 2019 of $235,000,   The Bank had construction loans in process commitments of $2,161,000,  unfunded home equity lines of credit of $3,713,000 and unfunded various other lines of credit of $2,213,000. The Bank maintained cash accounts at various financial institutions during 2019 and 2018. The Federal Deposit Insurance Corporation (FDIC) provides insurance coverage under defined limits. At various times in 2019 and 2018, the Bank may have had funds on deposit at these institutions which were in excess of the insured amount. Deposits at the FHLB are not subject to insurance coverage.

Commitments to extend credit are agreements to lend to a customer if there is no violation of any contract conditions. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s credit request separately and determines and obtains the amount of collateral needed when credit is extended. Collateral includes primarily real estate.

The Bank has established a federal funds line of credit agreement with First National Bankers Bank (FNBB) that renews annually. In April, 2019 the line was renewed at $6,400,000 until 2020. The interest rate would be set by FNBB on the day any borrowing occurs. There were no borrowings under this agreement in either 2019 or 2018.

Note C - Investment Securities -

The amortized costs and estimated fair values of securities at December 31 were as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
U.S. Government Agency - SBA pools	$2,274	$6	$(10)	$2,270
U.S. Agency Mortgage-Backed Securities	3,908	48	(16)	3,940
Total Available for Sale	$6,182	$54	$(26)	$6,210

Held to Maturity:
U.S. Agency Mortgage-Backed Securities	$389	$2	$(3)	$388

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
U.S. Agency Mortgage-Backed Securities	$4,260	$38	$(77)	$4,221
Total Available for Sale	$4,260	$38	$(77)	$4,221

Held to Maturity:
Mortgage-Backed Securities	$518	$1	$(12)	$507

There were no securities sold in 2019 and 2018.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The amortized cost and fair value of investment securities at December 31, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The scheduled contractual maturities of securities available for sale and held to maturity at December 31, 2019, were as follows:

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Within One Year	$—	$—
After One Year Through Five Years	114	114
After Five Years Through Ten Years	1,388	1,394
After Ten Years	4,680	4,702
	$6,182	$6,210
Held to Maturity:
After Five Years Through Ten Years	$220	$221
After Ten Years	169	167
	$389	$388

The following table reflects gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at December 31, 2019 and 2018:

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale:
U.S. Government Agency - SBA pools	$1,277	$10	$—	$—	$1,277	$10
U.S. Agency Mortgage-Backed Securities	—	—	1,043	16	1,043	16
Total Available for Sale	$1,277	$10	$1,043	$16	$2,320	$26

Held to Maturity:
U.S. Agency Mortgage-Backed Securities	$—	$—	$103	$3	$103	$3

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale:
Mortgage-Backed Securities	$549	$3	$2,526	$74	$3,075	$77

Held to Maturity:
Mortgage-Backed Securities	$—	$—	$418	$12	$418	$12

Management evaluates securities for OTTI as described in Note A. No declines at December 31, 2019 and 2018 were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Bank does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Note D - Loans Receivable --

Loans receivable at December 31 are summarized as follows:

(in thousands)	December 31, 2019	December 31, 2018

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$53,158	$52,956
Non-owner-occupied	15,257	13,485
Home Equity Lines of Credit	3,858	2,973
Commercial (Nonresidential) Properties	22,349	21,868
Land	2,200	2,211
Construction	4,259	2,947
Multi-family	2,086	1,524
Commercial	2,335	1,964
Consumer Loans	246	354
Total Loans	105,748	100,282

Less: Net Deferred Loan Fees	(349)	(380)
Loans in Process	(2,161)	(1,601)
Allowance for Loan Losses	(769)	(768)
Net Loans	$102,469	$97,533

Discounts on loans purchased amounted to $230,000 and $251,000 for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the Bank did have not any loans where formal foreclosure procedures had been initiated.

Under its current lending status with the FHLB (Note J), the Bank may be required to deliver qualifying loans and securities to the FHLB in order to collateralize any outstanding and future advances. The Bank did not deliver any specific available for sale securities or loans to the FHLB at December 31, 2019 and 2018.    FHLB maintains a blanket lien on on $46.0 million of our loan portfolio.

Loans - Real Estate, Commercial and Consumer

Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in policies approved by the Bank’s Board of Directors (Board). Such standards include, among other factors, loan to value limits, cash flow coverage, and general creditworthiness of the obligors.

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Consumer loans are extended for deposit account collateralized loans and small unsecured loans.

Commercial loans and lines of credit are offered, and the Bank also purchases commercial loans from a third party company that extends loans to healthcare providers and other professionals.

The tables below provide an allocation and rollforward of the allowance for loan losses by loan type as of and for the years ended December 31, 2019 and 2018. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Year Ended December 31, 2019

(in thousands)

	Real Estate
			One-to-Four
	Commercial	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$113	$23	$519	$16	$5	$9	$83	$768
Charge-offs	—	—	—	—	—	(18)	—	(18)
Recoveries	5	—	—	—	—	1	—	6
Provision	(22)	(5)	(3)	4	1	34	4	13
Ending Balance	$96	$18	$516	$20	$6	$26	$87	$769

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$85	$—	$—	$—	$—	$85

Ending Balance:
Collectively Evaluated for Impairment	$96	$18	$431	$20	$6	$26	$87	$684

Loans Receivable:
Ending Balance	$22,349	$2,200	$72,273	$4,259	$2,086	$246	$2,335	$105,748

Ending Balance:
Individually Evaluated for Impairment	$—	$—	$828	$—	$—	$—	$—	$828

Ending Balance:
Collectively Evaluated for Impairment	$22,349	$2,200	$71,445	$4,259	$2,086	$246	$2,335	$104,920

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Credit quality indicators as of December 31, 2019 and 2018:

Pass - A pass asset is properly approved, documented, collateralized, and performing. It does not reflect an abnormal amount of risk.

Special mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The following tables represent the Bank’s credit exposure by credit quality indicator as of December 31:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	December 31, 2019
	Real Estate
	Commercial		One-to-Four
	Real Estate	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$22,349	$2,200	$71,203	$4,259	$2,086	$246	$2,335	$104,678
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,070	—	—	—	—	1,070
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	$22,349	$2,200	$72,273	$4,259	$2,086	$246	$2,335	$105,748

	December 31, 2018
	Real Estate
	Commercial		One-to-Four
	Real Estate	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$21,868	$2,189	$68,774	$2,947	$1,524	$354	$1,964	$99,620
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	22	640	—	—	—	—	662
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	$21,868	$2,211	$69,414	$2,947	$1,524	$354	$1,964	$100,282

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The following tables are an aging analysis of loans as of December 31, 2019 and 2018:

Aged Analysis of Past Due Loans Receivable

(in thousands)

	December 31, 2019
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable
Real Estate:
Residential	$2,366	$—	$2,366	$69,079	$828	$72,273
Commercial	—	—	—	22,349	—	22,349
Land	34	—	34	2,166	—	2,200
Construction	—	—	—	4,259	—	4,259
Multi-family	—	—	—	2,086	—	2,086
Consumer	—	—	—	246	—	246
Commercial	—	—	—	2,335	—	2,335
	$2,400	$—	$2,400	$102,520	$828	$105,748

Aged Analysis of Past Due Loans Receivable

(in thousands)

	December 31, 2018
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable
Real Estate:
Residential	$2,116	$—	$2,116	$67,198	$100	$69,414
Commercial	222	—	222	21,646	—	21,868
Land	15	—	15	2,196	—	2,211
Construction	—	—	—	2,947	—	2,947
Multi-family	—	—	—	1,524	—	1,524
Consumer	66	—	66	288	—	354
Commercial	—	—	—	1,964	—	1,964
	$2,419	$—	$2,419	$97,763	$100	$100,282

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The following tables below present impaired loans disaggregated by class as of and for the years ended December 31:

Impaired Loans

(in thousands)

As Of And For The Year Ended December 31, 2019
Allowance
		Unpaid	for Loan	Average	Interest
	Recorded	Principal	Losses	Recorded	Income
	Investment	Balance	Allocated	Investment	Recognized
Loans with an allowance recorded:
Real estate
Commercial	$—	$—	$—	$—	$—
Land	—	—	—	—	—
1-4 family residential	828	828	85	769	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Loans with no allowance recorded:
Real estate
Commercial	—	—	—	—	—
Land	—	—	—	—	—
1-4 family residential	—	—	—	—	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Totals	$828	$828	$85	$769	$—

(CONTINUED)

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Impaired Loans

(in thousands)

As Of And For The Year Ended December 31, 2018
Allowance
		Unpaid	for Loan	Average	Interest
	Recorded	Principal	Losses	Recorded	Income
	Investment	Balance	Allocated	Investment	Recognized
Loans with an allowance recorded:
Real estate
Commercial	$—	$—	$—	$—	$—
Land	—	—	—	—	—
1-4 family residential	100	100	10	99	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Loans with no allowance recorded:
Real estate
Commercial	—	—	—	—	—
Land	—	—	—	—	—
1-4 family residential	—	—	—	—	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Totals	$100	$100	$10	$99	$—

Troubled Debt Restructuring

The tables below present modifications disaggregated by class for  the years ended December 31, 2019 and 2018.

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Modifications as of December 31, 2019:

Residential - modified amortization	2	$668	$668

Modifications as of December 31, 2018:

Residential - modified amortization	—	$—	$—

The Bank’s troubled debt restructurings are generally due to a modification of terms allowing the customer to make interest-only payments for an amount of time, an extension of the loan term, and/or a reduction in interest rate to

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

obtain a lower payment for the customer. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Note E - Accrued Interest Receivable -

Accrued interest receivable at December 31 is summarized as follows:

(Dollars in thousands)	2019	2018

Securities Available for Sale	$20	$11
Securities Held to Maturity	1	1
Interest Bearing Deposits	15	8
Loans Receivable	387	378
	$423	$398

Note F - Servicing –

In 2019 and 2018, the Bank recognized a gain of $153,000 and $52,000, respectively, on loans sold to the Federal Home Loan Mortgage Corporation under their seller/servicer program; gross proceeds were $10,935,000 and $3,524,000, respectively.

Mortgage loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balances of mortgage loans serviced for others were $48,615,000 and $41,873,000 at December 31, 2019 and 2018, respectively. In connection with the foregoing mortgage loans serviced, custodial escrow balances (net) in the amount of $464,000 and $483,000 at December 31, 2019 and 2018, respectively, were maintained in non-interest bearing accounts.

The following table represents the change in mortgage servicing rights as of December 31, 2019 and 2018.

(Dollars in thousands)	2019	2018

Beginning Balance	$373	$348
Additions	132	55
Amortization	(49)	(30)

Ending Balance	$456	$373

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Note G - Premises and Equipment –

Major classes of premises and equipment at December 31 are summarized as follows:

	Estimated
(Dollars in thousands)	Life	2019	2018

Land		$1,570	$1,570
Construction in Progress		927	—
Buildings	25 - 39 Years	5,595	5,601
Furniture and Fixtures	3 - 10 Years	795	776
		8,887	7,947
Less Accumulated Depreciation		3,030	2,810

		$5,857	$5,137

The provision for depreciation charged to operating expenses was $221,000 and $205,000 for the years ended December 31, 2019 and 2018, respectively.

Note H - Leases -

The Bank leases a portion of its Covington and Slidell buildings to third parties under operating leases. These leases contain renewal options. Rental income under these leases amounted to $80,000 and $85,000 in 2019 and 2018, respectively. At December 31, 2019, the remaining future minimum receipts under these leases are as follows:

(Dollars in thousands)
2020	$18
2021	—
$18

Note I - Deposits -

The aggregate amount of certificates of deposit with a minimum denomination of greater than $250,000 was approximately $4,964,000 and $4,278,000 at December 31, 2019 and 2018, respectively.

At December 31, 2019, the scheduled maturities of all certificates of deposit were as follows:

(Dollars in thousands)
3 months or less	$7,866
3 months through 12 months	20,991
1 year through 3 years	23,376
Over 3 years	2,072
$54,305

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The interest expense associated with each major classification of interest-bearing deposits was as follows:

(Dollars in thousands)	2019	2018

Interest Bearing DDAs	$133	$9
Savings Accounts	38	37
Certificates of Deposit	1,125	894
	$1,296	$940

Note J - Borrowed Funds -

Borrowed funds at December 31, 2019 and 2018 in the amounts of $18,041,000 and $16,822,000, consisted of advances from the FHLB. These advances were at fixed interest rates at December 31, 2019, ranging from 1.620% to 3.203%. At December 31, 2019, the scheduled maturities of the advances were as follows:

(Dollars in thousands)
2020	$9,925
2021	3,516
2022	1,126
2023	3,474
2024	—
$18,041

These advances are collateralized by a blanket lien on substantially all of the Bank’s mortgage loans, investment securities, mortgage-backed securities, FHLB stock and FHLB deposit accounts.

At December 31, 2019, the Bank had the capacity to borrow an additional $20,143,000 from the FHLB.

Note K - Income Taxes -

The provision for income tax for the years ended December 31 is summarized as follows:

(Dollars in thousands)	2019	2018

Current Tax Provision	$106	$86
Deferred Tax Expense (Benefit)	(25)	15

Provision	$81	$101

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:

(Dollars in thousands)	2019		2018

Federal Statutory Income Tax	$92	21.0%	$109	21.0%
Tax Exempt Income	(11)	-2.5%	(11)	-2.1%
Other - Net	—	—%	3	0.6%
	$81	18.6%	$101	19.5%

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Deferred tax assets and liabilities at December 31 consist of the following components utilizing federal corporate income tax rates of 21% at December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Deferred Tax Assets:
Allowance for Loan Losses	$161	$161
Deferred Loan Fees and Costs, net	25	27
Deferred Compensation	195	165
Net Unrealized Losses on Securities	—	8
	381	361
Deferred Tax Liabilities:
Tax over Book Depreciation	174	199
Dividends on FHLB Stock	36	31
Mortgage Servicing Rights	96	78
Net Unrealized Gains on Securities	6	—
	312	308
Valuation Allowance	—	—
Net Deferred Tax Asset	$69	$53

The net deferred tax asset is included in prepaid expenses and other assets in the balance sheet.

The Bank’s tax filings for the years ended December 31, 2016 through the current date are open to audit under statutes of limitations by the Internal Revenue Service. Management believes that its tax positions would be sustained if audited. There were no penalties or interest incurred in 2019 or 2018 related to the Bank’s tax positions but, if incurred, they would be classified in the statement of income as other expense.

Note L – Employee Benefit Plans -

The Bank has established a 401(k) retirement savings plan that covers substantially all employees. Participants may contribute a portion of their compensation, up to the federal limitations, with the Bank matching the participant’s contribution up to 4% of their compensation. Employer contributions expensed were $49,000 and $44,000 to the plan in 2019 and 2018, respectively.

The Bank has established a deferred compensation agreement with certain directors, past directors and officers. The expense incurred for these agreements for the years ended December 31, 2019 and 2018 amounted to approximately $45,000 and $22,000, respectively. The accrued liability for these agreements at December 31, 2019 and 2018 amounted to approximately $727,000 and $704,000, respectively.

To finance the benefits under this plan, the Bank has entered into an arrangement to provide for the cost of split-dollar life insurance policies on the lives of the certain of the Bank’s current and former members of the Board of Directors.

As part of the Company’s stock conversion, an employee stock ownership plan (“ESOP”) for eligible employees was established. The leveraged ESOP is accounted for in accordance with the requirements of ASC 718, Compensation – Stock Compensation. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP.

Shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. The ESOP acquired 132,250 shares of the Company’s common stock in the conversion. During the years ended December 31, 2019 and December 31, 2018,  5,290 shares were allocated to ESOP plan participants each year, leaving 116,380 and 121,670 unallocated shares in the ESOP at December 31, 2019 and December 31, 2018, respectively. Compensation expense

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

related to the ESOP was $72,000 for the year ended December 31, 2019 and $66,000 for the year ended December 31, 2018.

The stock price at the formation date was $10.00. The aggregate fair value of the 116,380 unallocated shares was $1,490,000 based on the $12.80 closing price of the common stock on December 31, 2019.

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

In August 2018, the Company’s stockholders appoved the 2018 Heritage NOLA Bancorp, Inc. Equity Incentive Plan (the “2018 Plan” or the “Plan”). No more than 231,437 shares of the Company’s common stock may be issued under the Plan, of which a maximum of 165,312 may be issued pursuant to the exercise of stock options and 66,125 may be issued pursuant to restricted stock awards, restricted stock units and unrestricted share awards. Stock options awarded to employees may be incentive stock options or non-qualified stock options. The shares that may be issued may be authorized but unissued shares or treasury shares. The Plan permits the grant of incentive awards in the form of options, stock appreciation rights, restricted share and share unit awards, and performance share awards. The 2018 Plan contains limits on certain types of awards to individual participants.

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Stock Options

The table below represents the stock option activity for the period shown:

Weighted
Average
	Options	Exercise Price

Options outstanding at January 1, 2019	145,825	$12.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at December 31, 2019	145,825	$12.46

As of December 31, 2019, the Company had $409,000 of unrecognized compensation expense related to stock options, having recognized $103,000 of compensation expense for the year ended December 31, 2019. The cost of stock options will be amortized in monthly installments over the five-year and seven-year vesting periods. The aggregate grant date fair value of the stock options granted in 2019 was $544,000. The options outstanding at December 31, 2019, were granted on August 16, 2018 and September 18, 2018.  There are 27,537 options currently exercisable.

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The table below presents the restricted stock award activity for the period shown:

		Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date

Non-vested at January 1, 2019	66,111	$12.46

Granted	—	—
Vested	(12,419)	12.46
Forfeited	—	—

Non-vested at December 31, 2019	53,692	$12.46

As of December 31, 2019, the Company had $621,000 of unrecognized compensation expense related to restricted shares, having recognized $155,000 of compensation expense for the year ended December 31, 2019. The cost of the restricted shares will be amortized in monthly installments over the five and seven-year vesting periods.

Note M - Related Party Transaction -

Certain officers and directors were deposit and loan customers of the Bank in the ordinary course of business. Deposits and loans of these officers and directors at December 31 were as follows:

(Dollars in thousands)	2019	2018

Deposits	$1,372	$1,418

Loans:
Beginning Loan Balance	$116	$113
New Loans	—	—
Principal Advances	393	15
Repayments	(187)	(12)
Ending Loan Balance	$322	$116

Note N - Legal Contingencies -

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Bank’s financial statements.

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

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as of January 1, 2016, of Total capital, Tier 1 capital, Common Equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and Leverage capital, which is Tier 1 capital to adjusted average total assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Bank met all the capital adequacy requirements to which it is subject.

As of December 31, 2019 and 2018, the most recent notifications from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have minimum Total capital, Common Equity Tier 1 capital, Tier 1 capital and Leveraged capital ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Bank’s actual and required capital amounts and ratios are as follows:

						To Be Well Capitalized
						Under Prompt
				For Capital Adequacy		Corrective Action
	Actual			Purposes		Provisions
	Amount	Ratio		Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019
Total Capital (to Risk-Weighted Assets)
Bank	$19,829	25.08%	%	$6,325	8.0%	$7,906	10.0%
Tier I Capital (to Risk-Weighted Assets)
Bank	$19,060	24.11%	%	$4,744	6.0%	$6,325	8.0%
Common Equity Tier 1 (to Risk-Weighted Assets)
Bank	$19,060	24.11%	%	$3,558	4.5%	$5,139	6.5%
Tier I Leverage Capital (to Adjusted Total Assets)
Bank	$19,060	14.64%	%	$5,209	4.0%	$6,512	5.0%

As of December 31, 2018
Total Capital (to Risk-Weighted Assets)
Bank	$19,095	26.06%		$5,862	8.0%	$7,327	10.0%
Tier I Capital (to Risk-Weighted Assets)
Bank	$18,327	25.01%		$4,396	6.0%	$5,862	8.0%
Common Equity Tier 1 (to Risk-Weighted Assets)
Bank	$18,327	25.01%		$3,297	4.5%	$4,763	6.5%
Tier I Leverage Capital (to Adjusted Total Assets)
Bank	$18,327	15.60%		$4,699	4.0%	$5,874	5.0%

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

A reconciliation of the Bank’s capital determined under GAAP to Total Capital, Tier 1 Capital, Common Equity Tier 1 Capital and Tier 1 leverage Capital for December 31, 2019 and 2018 is as follows:

(Dollars in thousands)	2019	2018

Equity Capital (Bank only)	$19,082	$18,296

Unrealized Gains (Losses) on Securities Available for Sale, Net	22	(31)

Tangible, Tier 1 Capital and Common Equity Tier 1	19,060	18,327
Allowance for Loan Losses	769	768

Total Capital	$19,829	$19,095

The specific reserves included in the Allowance for Loan Losses were not significant as of December 31, 2019 and 2018.

Note P - Accumulated Other Comprehensive Income (Loss) -

The following is a summary of the changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Unrealized Gains (Losses) on Securities Available for Sale:
Beginning Balance	$(31)	$7
Other Comprehensive Income (Loss) Before Reclassifications - Net of Tax	53	(38)
Adjustment to Other Comprehensive Income/Loss due to Federal Tax Law Change	—	—
Other Comprehensive Income (Loss)	53	(38)
Ending Balance	$22	$(31)

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

DECEMBER 31, 2019 AND 2018

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of December 31, 2019 and 2018. The Bank did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value Measurement Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(In thousands)	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
U.S. Government Agency - SBA pools	$2,270	$	$2,270	$
U.S. Agency Mortgage-Backed Securities	3,940		3,940
Total Investment Securities	$6,210	$—	$6,210	$—

December 31, 2018
U.S. Agency Mortgage-Backed Securities	$4,221	$—	$4,221	$—
Total Investment Securities	$4,221	$—	$4,221	$—

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

DECEMBER 31, 2019 AND 2018

assets is based on property appraisals and an analysis of similar properties available. As such, the Bank records repossessed assets as Level 2.

		Fair Value Measurement Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019

Assets
Impaired Loans	$743	$—	$743	$—
Repossessed Assets	—	—	—	—
Total	$743	$—	$743	$—

December 31, 2018

Assets
Impaired Loans	$90	$—	$90	$—
Repossessed Assets	—	—	—	—
Total	$90	$—	$90	$—

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

DECEMBER 31, 2019 AND 2018

borrowings are estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to extend credit and standby letters of credit - The fair values of commitments to extend credit and standby letters of credit do not differ significantly from the commitment amount and are therefore omitted from this disclosure.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31 are as follows:

			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets for	Significant Other	Unobservable
	Carrying	Fair	Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$12,233	$12,233	$12,233	$—	$—
Securities-Available for Sale	6,210	6,210	—	6,210	—
Securities-Held to Maturity	389	388	—	388	—
Other Equity Securities	827	827	—	—	827
Cash Value of Life Insurance	2,153	2,153	—	2,153	—
Loans Held for Sale	284	—	—	—	—
Loans Held -Net	102,185	107,807	—	—	107,807
	$124,281	$129,618	$12,233	$8,751	$108,634

Financial Liabilities:
Deposits	$88,939	$89,986	$—	$—	$89,986
Borrowed Funds	18,041	18,130	—	18,130	—
	$106,980	$108,116	$—	$18,130	$89,986

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

DECEMBER 31, 2019 AND 2018

Note S - Condensed Financial Information (Parent Company Only)-

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Parent Company:

CONDENSED BALANCE SHEET

	As of December 31,
(in thousands)	2019	2018
Assets:
Cash	$4,040	$5,879
Due from Subsidiary Bank	51	35
Investments in Bank Subsidiary	19,082	18,296
Other Assets	49	61
Total Assets	$23,222	$24,271
Liabilities and Shareholders’ Equity:
Liabilities	$38	$154
Total Shareholders Equity	23,184	24,117
Total Liabilities and Shareholders’ Equity	$23,222	$24,271

CONDENSED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2019	2018
Income:
Equity in Net Income of Bank Subsidiary	$733	$649
Interest Income - ESOP	28	22
Total Income	$761	$671

Expense:
Compensation Expense	$257	$80
Professional Fees	129	127
Other Noninterest Expense	121	107
Total Expense	$507	$314

Income Before Income Tax Expense (Income)	$254	$357
Provision for Income Tax	(101)	(61)
Net Income	$355	$418

HERITAGE NOLA BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

CONDENSED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net Income	$355	$418
Increase (Decrease) in Due to Bank Subsidiary	(16)	50
Increase in Equity in Net Income of Bank Subsidiary	(668)	(584)
Deferred Income Tax Benefit	(21)	(17)
Increase in Other Assets	33	(44)
Increase (Decrease) in other Liabilities	(116)	154
Compensation expense related to stock benefit plans	257	80
Net Cash provided by (used in) Operating Activities	(176)	57

Cash Flows From Investing Activities:
Investment in Bank Subsidiary	—	—
Net Cash provided by (used in) Investing Activities	—	—

Cash Flows From Financing Activities:
Net Proceeds from Issuance of Common Stock	—	—
Shares Repurchased	(1,663)	(579)
Net Cash provided by (used in) Financing Activities	(1,663)	(579)

Net Increase (Decrease) in Cash	(1,839)	(522)

Cash at Beginning of Period	5,879	6,401

Cash at End of Period	$4,040	$5,879

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage NOLA Bancorp, Inc.

Date: March 27, 2020	By:	/s/ W. David Crumhorn
W. David Crumhorn President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ W. David Crumhorn	Chairman of the Board, President, Chief Executive Officer	March 27, 2020
W. David Crumhorn	and Director (Principal Executive Officer)

/s/ Lisa B. Hughes	Senior Vice President and Chief Financial Officer (Principal	March 27, 2020
Lisa B. Hughes	Financial and Accounting Officer)

/s/ W. Thomas Ballantine, Jr.	Director	March 27, 2020
W. Thomas Ballantine, Jr.

/s/ Salvatore A. Caruso, Jr.	Director	March 27, 2020
Salvatore A. Caruso, Jr.

/s/ Elizabeth M. Eustis	Director	March 27, 2020
Elizabeth M. Eustis

/s/ Jason S. Hunt	Director	March 27, 2020
Jason S. Hunt

/s/ Julian J. Rodrigue	Director	March 27, 2020
Julian J. Rodrigue