Form 10-Q
period 2020-03-31
Heritage NOLA Bancorp, Inc.
filed 2020-05-15
CIK 1700175

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of May 5, 2020,  1,525,209 shares of the Company’s common stock, par value $0.01 per share, were issued and outstanding.

Heritage NOLA Bancorp, Inc. and Subsidiary

Form 10‑Q

Item 1.  Consolidated Financial Statements

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2020 (Unaudited) and December 31, 2019

(In Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and Due from Banks	$1,495	$806
Interest Earning Deposits in Banks	5,346	5,351
Total Cash and Cash Equivalents	6,841	6,157
Interest Earning Time Deposits in Banks	5,578	6,076
Securities Available for Sale, at Fair Value	5,892	6,210
Securities Held to Maturity	357	389
Mortgage Loans Held for Sale	1,489	284
Loans Receivable, Net of Unearned Income	105,031	102,954
Allowance for Loan Losses	(778)	(769)
Total Loans, Net	105,742	102,469
Premises and Equipment	6,532	5,857
Federal Home Loan Bank Stock	832	827
Bank Owned Life Insurance	2,166	2,153
Foreclosed Real Estate	—	—
Prepaid Expenses and Other Assets	1,341	1,294
Total Assets	$135,281	$131,432

LIABILITIES AND EQUITY
Interest Bearing Deposits	$84,742	$83,734
Noninterest Bearing Deposits	6,631	5,205
Total Deposits	91,373	88,939

Borrowed Funds	19,221	18,041
Advances from Borrowers for Taxes and Insurance	407	302
Accrued Expenses and Other Liabilities	1,084	966
Total Liabilities	112,085	108,248

Shareholders’ Equity
Preferred Stock, $0.01 Par Value, 1,000,000 Shares Authorized, None Issued	—	—
Common Stock, $0.01 Par Value, 9,000,000 Shares Authorized, 1,530,209 and 1,543,309 Shares Issued and Outstanding on March 31, 2020 and December 31, 2019	15	15
Additional Paid-in Capital	13,457	13,561
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,164)	(1,164)
Retained Earnings	10,816	10,750
Accumulated Other Comprehensive Income (Loss)	72	22
Total Shareholders’ Equity	23,196	23,184
Total Liabilities and Shareholders’ Equity	$135,281	$131,432

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

(In Thousands, except for Earnings Per Share)

	Three Months Ended March 31,
	2020	2019

Interest Income
Loans, including Fees	$1,373	$1,233
Investment Securities	37	30
Other Interest Earning Assets	66	65
Total Interest Income	1,476	1,328

Interest Expense
Deposits	346	280
Borrowed Funds	94	105
Total Interest Expense	440	385

Net Interest Income	1,036	943

Provision for Loan Losses	10	—
Net Interest Income after Provision for Loan Losses	1,026	943

Noninterest Income
Gain on Sale of Loans Originated for Sale	31	19
Loan Servicing Income	51	51
Other Income	35	28
Total Noninterest Income	117	98

Noninterest Expense
Salaries and Employee Benefits	656	576
Occupancy and Equipment	154	108
Data Processing	53	46
FDIC Insurance and Examination Fees	13	21
Director Compensation	16	18
Legal, Accounting and Professional Fees	50	66
Advertising	20	25
Telephone and Communications	14	17
Other	93	90
Total Noninterest Expense	1,069	967

Income Before Income Tax Expense	74	74
Income Tax Expense	8	17
Net Income	$66	$57

Earnings per share: Basic	$0.05	$0.04
Diluted	$0.05	$0.04

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2020	2019

Net Income	$66	$57

Other Comprehensive Income (Loss):
Unrealized Holding Gains (Losses) on Securities Available for Sale	63	25
Income Tax Effect	(13)	(5)

Total Other Comprehensive Income (Loss)	50	20

Comprehensive Income	$116	$77

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity

For the Three months Ended March 31, 2020 and 2019 (Unaudited)

(In Thousands)

					Accumulated
		Additional	Unallocated		Other
	Common	Paid In	ESOP	Retained	Comprehensive
	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at January 1, 2019	$17	$14,953	$(1,217)	$10,395	$(31)	$24,117

Compensation Expense related to restricted shares	—	39	—	—	—	39

Compensation Expense related to stock options	—	25	—	—	—	25

Stock Shares Repurchased	—	(230)	—	—	—	(230)

Net Income	—	—	—	57	—	57

Other Comprehensive Income (Loss)	—	—	—	—	20	20

Balance at March 31, 2019	$17	$14,787	$(1,217)	$10,452	$(11)	$24,028

Balance at January 1, 2020	$15	$13,561	$(1,164)	$10,750	$22	$23,184

Compensation Expense related to restricted shares	—	39	—	—	—	39

Compensation Expense related to stock options	—	26	—	—	—	26

Stock Shares Repurchased	—	(169)	—	—	—	(169)

Net Income	—	—	—	66	—	66

Other Comprehensive Income (Loss)	—	—	—	—	50	50

Balance at March 31, 2020	$15	$13,457	$(1,164)	$10,816	$72	$23,196

The accompanying notes are an integral part of these financial statements.

Heritage NOLA Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three months Ended March 31, 2020 and 2019 (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities
Net Income	$66	$57
Adjustments to Reconcile Net Income (Loss) to Net Cash from Operating Activities
Provision for Loan Losses	10	—
Provision for Depreciation	55	56
Deferred Income Tax Expense (Benefit)	(25)	(1)
Change in Mortgage Servicing Rights	(1)	(12)
(Accretion) Amortization of Premiums and Discounts on Securities	8	6
(Accretion) Amortization of Deferred Loan Origination Fees	14	9
Gain on Sale of Loans Originated for Sale	(31)	(19)
Originations of Loans Held for Sale	(3,084)	(552)
Stock dividends on FHLB Stock	(5)	(6)
Compensation Expense related to Stock Benefit Plans	65	64
Proceeds from Loans Held for Sale	1,910	1,075
Change in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	21	7
(Increase) Decrease in Bank Owned Life Insurance	(13)	(13)
(Increase) Decrease in Prepaid Expenses and Other Assets	(55)	(59)
Increase (Decrease) in Accrued Expenses and Other Liabilities	118	98

Net Cash provided by (used in) Operating Activities	(947)	710

Cash Flows from Investing Activities
Principal Collected on Securities Available for Sale	375	254
Principal Collected on Securities Held to Maturity	31	26
Net Change in Interest-earning Time Deposits at Banks	498	(1,245)
Net (Increase) Decrease in Loans	(2,093)	518
Purchases of Premises and Equipment	(730)	(92)

Net Cash provided by (used in) Investing Activities	(1,919)	(539)

Cash Flows from Financing Activities
Net Increase (Decrease) in Deposits	2,434	1,582
Shares Repurchased	(169)	(230)
Advances from Borrowers for Taxes and Insurance	105	123
Borrowed Funds	5,800	2,800
Repayments of Borrowed Funds	(4,620)	(2,480)

Net Cash provided by (used in) Financing Activities	3,550	1,795

Net Change in Cash and Cash Equivalents	684	1,966

Cash and Cash Equivalents - Beginning of Period	6,157	4,415

Cash and Cash Equivalents - End of Period	$6,841	$6,381

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest Paid on Deposits	$347	$275
Interest Paid on Borrowed Funds	$97	$104
Income Taxes Paid	$8	$17

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2020 is not necessarily indicative of the results which may be expected for the entire year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Annual Report.

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

Certain reclassifications may have been made to the 2019 financial information in order to conform to the 2020 financial statement presentation. Such reclassifications had no effect on previously reported net income.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For emerging growth companies ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2020.  On April 8, 2020, the FASB proposed to defer the effective date of this ASU until annual periods beginning after December 15, 2021.  The adoption of this ASU is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Note C – Investment Securities

The amortized costs and estimated fair values of investment securities classified as available for sale and held to maturity as of March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
U.S. Government Agency - SBA pools	$2,148	$6	$(9)	$2,145
U.S. Agency Mortgage-Backed Securities	3,653	101	(7)	3,747
Total Available for Sale	$5,801	$107	$(16)	$5,892

Held to Maturity:
U.S. Agency Mortgage-Backed Securities	$357	$5	$(1)	$361

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	(Losses)	Value
Available for Sale:
U.S. Government Agency - SBA pools	$2,274	$6	$(10)	$2,270
U.S. Agency Mortgage-Backed Securities	$3,908	48	(16)	3,940
Total Available for Sale	$6,182	$54	$(26)	$6,210

Held to Maturity:
U.S. Agency Mortgage-Backed Securities	$389	$2	$(3)	$388

There were no securities sold during the three months ended March 31, 2020 or in 2019.

The amortized cost and fair value of investment securities at March 31, 2020 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Available for Sale:
Within One Year	$—	$—
After One Year Through Five Years	101	97
After Five Years Through Ten Years	1,300	1,338
After Ten Years	4,400	4,457
	$5,801	$5,892
Held to Maturity:
After Five Years Through Ten Years	$207	$210
After Ten Years	150	151
	$357	$361

The following tables reflect gross unrealized losses, fair values, and length of time in a continued unrealized loss position for all securities with fair values below amortized cost at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale:
U.S. Government Agency - SBA pools	$1,166	$9	$—	$—	$1,166	$9
U.S. Agency Mortgage-Backed Securities	96	3	324	4	420	7
Total Available for Sale	$1,262	$12	$324	$4	$1,586	$16

Held to Maturity:
U.S. Agency Mortgage-Backed Securities	$—	$—	$94	$1	$94	$1

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Available for Sale:
U.S. Government Agency - SBA pools	$1,277	$10	$—	$—	$1,277	$10
U.S. Agency Mortgage-Backed Securities	—	—	1,043	16	1,043	16
Total Available for Sale	$1,277	$10	$1,043	$16	$2,320	$26

Held to Maturity:
U.S. Agency Mortgage-Backed Securities	$—	$—	$103	$3	$103	$3

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

Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. No declines at March 31, 2020 and December 31, 2019, were deemed to be other-than-temporary. The unrealized losses on the securities available for sale generally result from changes in market interest rates and not credit quality. The Company does not intend to sell any such investments before recovery of their amortized cost bases, which may be at maturity.

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

The performing one-to-four family residential, commercial real estate, and commercial loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank of Dallas, (“FHLB”) at March 31, 2020 and December 31, 2019.

Loans receivable at March 31, 2020 and December 31, 2019 are summarized as follows:

(in thousands)	March 31, 2020	December 31, 2019

Real Estate:
Secured by one-to four family residential properties
Owner-occupied	$55,043	$53,158
Non-owner-occupied	15,101	15,257
Home Equity Lines of Credit	4,491	3,858
Commercial (Nonresidential) Properties	21,976	22,349
Land	2,390	2,200
Construction	4,848	4,259
Multi-family	2,069	2,086
Commercial	3,145	2,335
Consumer Loans	355	246
Total Loans	109,418	105,748

Less: Net Deferred Loan Fees	(336)	(349)
Loans in Process	(2,562)	(2,161)
Allowance for Loan Losses	(778)	(769)
Net Loans	$105,742	$102,469

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

The tables below provide a summary of activity in the allowance for loan losses by loan type as of and for the three months ended March 31, 2020 and the year ended December 31, 2019. The allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

The effects of the COVID-19 pandemic are not determinable at this time, but the effects to certain estimates, including the Allowance for Loan Losses and the fair value of assets and liabilities could be material.

Allowance for Credit Losses and Recorded Investment in Loans Receivable

For the Period Ended March 31, 2020

(in thousands)

	Real Estate
			One-to-Four
	Commercial	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total

Allowance for Credit Losses:
Beginning Balance	$96	$18	$516	$20	$6	$26	$87	$769
Charge-offs	—	—	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—	—	—
Provision	—	1	(13)	3	1	6	12	10
Ending Balance	$96	$19	$502	$23	$7	$31	$99	$778

Ending Balance:
Individually Evaluated for Impairment	$—	$1	$112	$—	$—	$—	$—	$113

Ending Balance:
Collectively Evaluated for Impairment	$96	$18	$390	$23	$7	$31	$99	$665

Loans Receivable:
Ending Balance	$21,976	$2,390	$74,635	$4,848	$2,069	$355	$3,145	$109,418

Ending Balance:
Individually Evaluated for Impairment	$—	$12	$1,102	$—	$—	$—	$—	$1,114

Ending Balance:
Collectively Evaluated for Impairment	$21,976	$2,378	$73,533	$4,848	$2,069	$355	$3,145	$108,304

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

Credit quality indicators as of March 31, 2020 and December 31, 2019:

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

The following tables represent the Company’s credit exposure by credit quality indicator as of March 31, 2020 and December 31, 2019:

Credit Risk Profile by Internally Assigned Grade

(in thousands)

	March 31, 2020
	Real Estate
	Commercial		One-to-Four
	Real Estate	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$21,976	$2,378	$73,533	$4,848	$2,069	$355	$3,145	$108,304
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	12	1,102	—	—	—	—	1,114
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	$21,976	$2,390	$74,635	$4,848	$2,069	$355	$3,145	$109,418

	December 31, 2019
	Real Estate
	Commercial		One-to-Four
	Real Estate	Land	Family	Construction	Multi-Family	Consumer	Commercial	Total
Pass	$22,349	$2,200	$71,203	$4,259	$2,086	$246	$2,335	$104,678
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,070	—	—	—	—	1,070
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	$22,349	$2,200	$72,273	$4,259	$2,086	$246	$2,335	$105,748

The following tables are an aging analysis of loans as of March 31, 2020 and December 31, 2019:

Aged Analysis of Past Due Loans Receivable

(in thousands)

	March 31, 2020
	Accruing
	30-89	90 Days				Total
	Days	and Over	Total		Nonaccrual	Loans
	Past Due	Past Due	Past Due	Current	Status	Receivable
Real Estate:
Residential	$806	$—	$806	$72,917	$912	$74,635
Commercial	—	—	—	21,976	—	21,976
Land	78	—	78	2,300	12	2,390
Construction	—	—	—	4,848	—	4,848
Multi-family	—	—	—	2,069	—	2,069
Consumer	—	—	—	355	—	355
Commercial	—	—	—	3,145	—	3,145
	$884	$—	$884	$107,610	$924	$109,418

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

The following tables below present impaired loans disaggregated by class as of and for the three months ended March 31, 2020 and the year ended December 31, 2019:

Impaired Loans

(in thousands)

As Of And For The Three Months Ended March 31, 2020
Allowance
		Unpaid	for Loan	Average	Interest
	Recorded	Principal	Losses	Recorded	Income
	Investment	Balance	Allocated	Investment	Recognized
Loans with an allowance recorded:
Real estate
Commercial	$—	$—	$—	$—	$—
Land	—	—	—	—	—
1-4 family residential	924	924	113	620	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Loans with no allowance recorded:
Real estate
Commercial	—	—	—	—	—
Land	—	—	—	—	—
1-4 family residential	—	—	—	—	—
Multi-Family	—	—	—	—	—
Construction	—	—	—	—	—
Consumer and Commercial	—	—	—	—	—

Totals	$924	$924	$113	$620	$—

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

Troubled Debt Restructuring

(in thousands)

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Loans	Investment	Investment
Modifications as of March 31, 2020:

Residential - modified amortization	—	$—	$—

Modifications as of December 31, 2019:

Residential - modified amortization	2	$668	$668

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

The following tables present the balance of assets and liabilities measured on a recurring basis as of March 31, 2020 and December 31, 2019. The Company did not record any liabilities at fair value for which measurement of the fair value was made on a recurring basis.

		Fair Value Measurement Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
(In thousands)	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2020
U.S. Government Agency - SBA pools	$2,145	$—	$2,145	$—
U.S. Agency Mortgage-Backed Securities	3,747	—	3,747	—
Total Investment Securities	$5,892	$—	$5,892	$—

December 31, 2019
U.S. Government Agency - SBA pools	$2,270	$—	$2,270	$—
U.S. Agency Mortgage-Backed Securities	3,940	—	3,940	—
Total Investment Securities	$6,210	$—	$6,210	$—

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

		Fair Value Measurement Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
(In thousands)	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2020

Assets
Impaired Loans	$811	$—	$811	$—
Repossessed Assets	—	—	—	—
Total	$811	$—	$811	$—

December 31, 2019

Assets
Impaired Loans	$743	$—	$743	$—
Repossessed Assets	—	—	—	—
Total	$743	$—	$743	$—

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019, are as follows:

			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets for	Significant Other	Unobservable
	Carrying	Fair	Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2020
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$12,419	$12,419	$12,419	$—	$—
Securities-Available for Sale	5,892	5,892	—	5,892	—
Securities-Held to Maturity	357	361	—	361	—
Other Equity Securities	832	832	—	—	832
Cash Value of Life Insurance	2,166	2,166	—	2,166	—
Loans Held for Sale	1,489	1,489	—	—	1,489
Loans Held -Net	105,031	114,764	—	—	114,764
	$128,186	$137,923	$12,419	$8,419	$117,085

Financial Liabilities:
Deposits	$91,373	$93,436	$—	$—	$93,436
Borrowed Funds	19,221	18,130	—	18,130	—
	$110,594	$111,566	$—	$18,130	$93,436

			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets for	Significant Other	Unobservable
	Carrying	Fair	Identical Assets	Observable Inputs	Inputs
(In thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Financial Assets:
Cash, Short-Term Investments and Federal Funds Sold	$12,233	$12,233	$12,233	$—	$—
Securities-Available for Sale	6,210	6,210	—	6,210	—
Securities-Held to Maturity	389	388	—	388	—
Other Equity Securities	827	827	—	—	827
Cash Value of Life Insurance	2,153	2,153	—	2,153	—
Loans Held for Sale	284	—	—	—	—
Loans-Net	102,185	107,807	—	—	107,807
	$124,281	$129,618	$12,233	$8,751	$108,634

Financial Liabilities:
Deposits	$88,939	$89,986	$—	$—	$89,986
Borrowed Funds	18,041	18,130	—	18,130	—
	$106,980	$108,116	$—	$18,130	$89,986

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

Earnings per common share were computed as follows:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019

Numerator:
Net income available to common shareholders	$66	$57

Denominator:
Weighted average common shares outstanding	1,540,286	1,662,436
Less: Average unallocated ESOP shares	116,380	121,670
Weighted average shares	1,423,906	1,540,766

Effect of dilutive securities:
Restrictive Stock	17,121	6,931
Stock Options	—	—
Weighted average common shares outstanding - assuming dilution	1,441,027	1,547,697

Basic earnings per common share	$0.05	$0.04
Diluted earnings per common share	$0.05	$0.04

NOTE H – Employee Stock Ownership Plan

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Heritage NOLA Bancorp, Inc. All employees of the Bank meeting certain requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP for the three month period ended March 31, 2020 was $22,000.

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

Stock Options

The table below represents the stock option activity for the period shown:

Weighted
Average
	Options	Exercise Price

Options outstanding at January 1, 2020	145,825	$12.46
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Options outstanding at March 31, 2020	145,825	$12.46

As of March 31, 2020, the Company had $384,000 of unrecognized compensation expense related to stock options, having recognized $26,000 of compensation expense for the three month period ended March 31, 2020. The cost of stock options will be amortized in monthly installments over the five-year and seven-year vesting periods. The aggregate grant date fair value of the stock options granted in 2018 was $544,000. The options outstanding at March 31, 2020 were granted on August 16, 2018 and September 18, 2018. There are 27,537 options currently exercisable.

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

The table below presents the restricted stock award activity for the period shown:

Weighted Average
	Restricted	Fair Value at
	Stock Awards	Grant Date

Non-vested at January 1, 2020	53,692	$12.46

Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2020	53,692	$12.46

As of March 31, 2020, the Company had $582,000 of unrecognized compensation expense related to restricted shares, having recognized $39,000 of compensation expense for the three month period ending March 31, 2020. The cost of the restricted shares will be amortized in monthly installments over the five and seven-year vesting periods.

NOTE J – Subsequent Events

Loan Modifications

Heritage Bank is working with customers affected by COVID-19 through payment accommodations on their loans. In accordance with FDIC guidance, borrowers who were current prior to becoming affected by COVID-19, that received payment accommodations as a result of the pandemic, generally are not reported as past due. Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. The Bank is evaluating all payment accommodations to customers to identify and quantify any impact they might have on the Bank. However, it is difficult to assess or predict how and to what extent COVID-19 will affect the Company in the future.

Paycheck Protection Program (PPP)

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through June 30, 2020 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. Heritage Bank became an SBA approved lender, and as of May 8th, 2020, we have received approximately 31 applications for up to $1.4 million of loans under the PPP.

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date that the financial statements were available to be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10‑Q.

During the quarter ended March 31, 2020, the novel coronavirus (“COVID-19”) had spread world-wide, led to businesses temporarily closing, severe unemployment, and is impacting individuals, households and businesses in a multitude of ways.  We have been deemed an essential service and exempted from the shutdowns across the country.  In following state and national guidelines for social distancing, we have temporarily closed our lobbies, but we continue to operate through our drive-up windows, night drops, and digital channels, as well as making appointments available for customers to come inside our offices to conduct business. While COVID-19 has resulted in some of our staff operating remotely, we believe that our established internal control structure is not impacted.  As we continue to monitor and adapt to the changing environment due to COVID-19, we will continue to evaluate our internal controls over financial reporting.

Federal and state governments have enacted various stay at home strategies to contain the spread of the virus.  The result of these containment strategies has had an enormous impact on the economy and will have a negative impact on borrowers’ ability to make timely loan payments. The Federal Reserve System along with the other various regulatory agencies have issued joint guidance to financial institutions who are working with borrowers affected by the coronavirus.  The Company is working with borrowers, instituting a loan deferment program whereby short-term deferral of payments will be provided.  As of April 30, 2020, we have modified 55 loans aggregating $31.4 million, primarily consisting of the deferral of principal and/or interest payments.  We will not report these loans as delinquent and will continue to recognize interest income during the deferral period.  These loans will be closely monitored to determine collectability and accrual and delinquency status will be updated as deemed appropriate.

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic.  The CARES act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).  Although we were not already a qualified SBA lender, on April 8, 2020, we enrolled in the PPP by completing the required documentation.   An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs”; or (2) $10.0 million.  PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA will guarantee 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and at least 75% of the loan proceeds are used for payroll expenses, with the remaining 25% or less of the loan proceeds used for other qualifying expenses. As of May 8, 2020, we had received approximately, 31 applications for up to $1.4 million of loans under the PPP.

Under Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Financial institutions wishing to utilize this authority must make a policy election, which applies to any COVID-19 modification made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. Lastly, prior to the enactment of the CARES Act, the banking regulatory agencies provided guidance as to how certain short-term modifications would not be considered TDRs, and have subsequently confirmed that such guidance could be applicable for loans that do not qualify for favorable accounting treatment under Section 4013 of the CARES Act.  Based on this guidance, the Company does not believe that TDRs will significantly change as a result of the modifications granted.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the economic conditions in our market area;
•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
•	economic and/or policy changes related to the COVID-19 pandemic;
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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Heritage NOLA Bancorp, Inc.’s Annual Report in Form 10‑K as filed with the Securities and Exchange Commission on March 27, 2020.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets were $135.3 million at March 31, 2020, an increase of $3.9 million, or 2.9%, compared to $131.4 million at December 31, 2019.  The increase in assets was due to an increase of $3.2 million in total loans, net, and a $675,000 increase in premises and  equipment.

Loans, net. Loans, net increased $3.2 million, or 3.1%, to $105.7 million at March 31, 2020 from $102.5 million at December 31, 2019.  Owner-occupied one- to four-family residential real estate loans increased $1.9 million, or 3.6%, to $55.0 million and commercial loans increased $810,000, or 35.2% to $3.1 million. The increase in owner-occupied one- to four-family residential real estate loans was primarily due to $1.5 million loans that were pending sales to Freddie Mac.  The second half of the quarter saw a large increase in refinances of single-family residence loans, the majority of which were sold to Freddie Mac.  This trend is due to historically low mortgage loan rates.

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

Securities. Securities totaled $6.2 million at March 31, 2020, a decrease of $350,000, or 5.3%, from $6.6 million at December 31, 2019. This decrease reflects normal repayments and maturities of the mortgage backed and Small Business Administration securities.

Deposits. Deposits increased $2.4 million, or 2.7%, to $91.4 million at March 31, 2020 from $89.0 million at December 31, 2019. Checking accounts increased  $2.5 million or 11.8%, and savings accounts increased $1.2 million or 9.0%, while certificates of deposit decreased $1.3 million, or 2.4%.

 Borrowings. Borrowings, consisting of Federal Home Loan Bank advances, increased $1.2 million, or 6.5%, to $19.2 million at March 31, 2020 from $18.0 million at December 31, 2019. Advances are utilized to help fund loan growth.

Total Shareholders’ Equity. Total shareholders’ equity remained virtually unchanged due to stock repurchases totaling $169,000, offset by net income of $66,000, an increase of $65,000 in additional paid-in capital for the equity incentive plans, and an increase in accumulated other comprehensive income of $50,000 for the three months ended March 31, 2020.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. Net income for the three months ended March 31, 2020 was $66,000, compared to $57,000 for the three months ended March 31, 2019, an increase of $9,000, or 15.8%.

Interest Income. Interest income increased $148,000, or 11.1%, for the three months ended March 31, 2020 from the three months ended March 31, 2019. The increase was primarily attributable to a $140,000 increase in interest on loans receivable. The average balance of loans during the three months ended March 31, 2020 increased $6.9 million, or 7.1%, to $103.5 million from $96.6 million for the three months ended March 31, 2019, while the average yield on loans increased 21 basis points to 5.31% for the three months ended March 31, 2020. The average balance of investment securities increased $1.9 million to $6.5 million from $4.6 million, while the average balance of other interest-earning assets increased $2.0 million to $12.3 million for the three months ended March 31, 2020 from $10.3 million for the three months ended March 31, 2019. The average yield on investment securities decreased 31 basis points and the average yield on other interest-earning assets decreased 38 basis points for the three months ended March 31, 2020 compared to the quarter ended March 31, 2019.

Interest Expense. Total interest expense increased $55,000, or 14.3%, to $440,000 for the three months ended March 31, 2020 from $385,000 for the three months ended March 31, 2019. Interest expense on deposits increased $66,000, or 23.6%, to $346,000 for the three months ended March 31, 2020 from $280,000 for the three months ended March 31, 2019,  while interest expense on borrowed funds decreased $11,000, or 10.5%, to $94,000 for the three months ended March 31, 2020. The increase in interest expense on deposits was primarily due to the increase in the average balance of interest-bearing transaction accounts of $13.7 million to $18.0 million for the three months ended March 31, 2020 compared to $4.3 million for the three months ended March 31, 2019.  This increase was due to a new municipal deposit relationship acquired mid-year in 2019.  The average cost of these deposits increased 90 basis points to 1.18% from 0.28%. The average balance of FHLB advances decreased $800,000 for the three months ended March 31, 2020 compared to the same period ended March 31, 2019, while the average cost of those advances decreased 15 basis points due to declining rates for new or renewed advances.

Net Interest Income. Net interest income increased $93,000, or 9.9%, to $1.0 million for the three months ended March 31, 2020 compared to $943,000 for the three months ended March 31, 2019. This increase reflects the increase in the average balances of interest-earning assets of $10.7 million, and an increase in the average yield of those assets of seven basis points, offset by the increase in the average balances of interest-bearing liabilities of $12.4 million for the 2020 quarter compared to the 2019 quarter.

Our net interest margin was 3.39% for the three months ended March 31, 2020 compared to 3.38% for the three months ended March 31, 2019. Net interest rate spread increased to 3.12% for the 2020 quarter compared to 3.06% for the 2019 quarter reflecting the increase in the total loan portfolio.

Provision for Loan Losses. We made a $10,000 provision for loan losses for the three months ended March 31, 2020 compared to none for the three months ended March 31, 2019. The allowance for loan losses was  $778,000, or 0.71% of total loans, at March 31, 2020, compared to $769,000, or 0.73% of total loans, at December 31, 2019. Total nonperforming loans were $924,000 at March 31, 2020, compared to $828,000 at December 31, 2019. Classified (substandard, doubtful and loss) loans remained at  $1.1 million at March 31, 2020, and at December 31, 2019.

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

Noninterest Income.  Noninterest income increased  $19,000, or 19.4%, to $117,000 for the three months ended March 31, 2020 from $98,000 for the three months ended March 31, 2019. The increase was due to an increase of $12,000 in gain on sale of loans, and an increase of  $7,000 in other income for the three months ended March 31, 2020, compared to the same three-month period in 2019.  With home mortgage rates trending down in the first quarter of 2020, the number of mortgages refinanced into loans to be sold to Freddie Mac have increased.

Noninterest Expense. Noninterest expense increased $102,000, or 10.5%, to $1.1 million for the three months ended March 31, 2020 compared to $967,000 for the three months ended March 31, 2019. The increase was due primarily to an  $80,000 increase in salaries and employee benefits, and a $46,000 increase in occupancy and equipment. The increase in salaries and employee benefits is due to an increase in the number of employees, and the incentive compensation for loan officer’s production.

Income Tax Expense. We recorded a net income tax expense of $8,000 for the three months ended March 31, 2020 compared to $17,000 for the three months ended March 31, 2019. The decrease was due to taxes being under accrued for the quarter ended March 31, 2020 due to timing differences on deferred assets.

Liquidity and Capital Resources. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and borrowings. We have the ability to borrow from the FHLB-Dallas. At March 31, 2020, we had $19.2 million outstanding in advances from the FHLB-Dallas, and had the capacity to borrow approximately an additional $17.1 million more from the FHLB-Dallas, and an additional $6.4 million on a line of credit with First National Bankers’ Bank, Baton Rouge, Louisiana at this date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($948,000) and $710,000 for the three months ended March 31, 2020 and 2019, respectively. Net cash resulting from investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was ($1.9 million) and ($539,000) for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $3.6 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2020, Heritage Bank of St. Tammany exceeded all regulatory capital requirements with a Tier 1 leverage capital level of $19.2 million, or 14.46% of adjusted average total assets, which is above the well-capitalized required level of $6.6 million, or 5.0%; and total risk-based capital of $20.0 million, or 23.56% of risk-weighted assets, which is above the well-capitalized required level of $8.5 million, or 10.0%; and common equity Tier 1 capital of $19.2 million or 22.64% of risk weighted assets, which is above the well-capitalized required level of $5.5 million, or 6.5% of risk weighted assets. Accordingly, Heritage Bank of St. Tammany was categorized as well capitalized at March 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

We are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.
(b)	Not applicable.
(c)	The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average Price	as Part of Publicly	Yet be Purchased
	Shares	Paid Per	Announced Plans	Under the Plan or
Period	Purchased	Share	or Programs	Programs (1)
January 1 through January 31, 2020	—	$—	—	56,729
February 1 through February 29, 2020	—	$—	—	56,729
March 1 through March 31, 2020	13,100	$12.90	13,100	43,629

Total	13,100	$12.68	13,100	43,629

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)	Not applicable.
(b)	There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this Form 10-Q.

Item 6.  Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-216613, filed on March 10, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE NOLA BANCORP, INC.

Date: May 15, 2020	/s/W. David Crumhorn
W. David Crumhorn
President and Chief Executive Officer

Date: May 15, 2020	/s/Lisa B. Hughes
Lisa B. Hughes
Senior Vice President/Chief Financial Officer